Form 10-Q
period 1995-09-30
PRICE T ROWE REALTY INCOME FUND III
filed 1995-11-14
CIK 805298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

Commission File Number 0-16542


Exact Name of Registrant as Specified in Its Charter: T. ROWE PRICE REALTY INCOME FUND III, AMERICA'S SALES-COMMISSION-FREE REAL ESTATE LIMITED PARTNERSHIP

State or other Jurisdiction of Incorporation or Organization: Delaware

I.R.S. Employer Identification No.: 52-1512713

Address and Zip Code of Principal Executive Offices: 100 E. Pratt Street, Baltimore, Maryland 21202

Registrant's telephone number, including area code: 1-800-638- 5660


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X        No

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

     The financial statements of T. Rowe Price Realty Income Fund III, America's Sales-Commission-Free Real Estate Limited Partnership
("Partnership") are set forth on pages 5-9 of Exhibit 19 hereto, which statements are incorporated by reference herein.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Liquidity and Capital Resources and Results of Operations

     The Partnership's liquidity and capital resources and its results of operations are discussed in the Chairman's letter to partners and Investment Advisor's Report on pages 2-4 of Exhibit 19 hereto, the Partnership's Quarterly Report to Security- Holders, which letter and Report are hereby incorporated by reference herein.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K:

          (a)  Exhibits.

               19 - Quarterly Report Furnished to Security-Holders, including Financial Statements of the Partnership.

All other items are omitted because they are not applicable or the answers are none.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


T. ROWE PRICE REALTY INCOME FUND III, AMERICA'S SALES-COMMISSION-FREE
                REAL ESTATE LIMITED PARTNERSHIP

          By: T. Rowe Price Realty Income Fund III Management, Inc., General Partner



Date:November 13, 1995   By:  /s/ Charles E. Vieth
                              Charles E. Vieth
                              Vice President

Date:November 13, 1995   By:  /s/ Joseph P. Croteau
                              Joseph P. Croteau
                              Principal Financial Officer of the
                              Partnership

Date:November 13, 1995   By:  /s/ Gary C. Younker
                              Gary C. Younker
                              Chief Accounting Officer of the
                              Partnership