Form 10-Q/A
period 1995-09-30
PRICE T ROWE REALTY INCOME FUND III
filed 1995-12-22
CIK 805298

          THE PURPOSE OF THIS AMENDMENT IS TO ADD A FINANCIAL DATA SCHEDULE FOR THE QUARTER ENDED SEPTEMBER 30, 1995

          SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C.  20549

          FORM 10-Q/A

          QUARTERLY  REPORT  PURSUANT  TO  SECTION  13   OR  15(d)  OF  THE
          SECURITIES EXCHANGE ACT OF 1934 - AMENDMENT NO. 1

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

               27 - Financial Data Schedule

          All other items are omitted because they are not applicable or the answers are none.

                                      SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.


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




          Date:  December 22, 1995              By: /s/ Charles E. Vieth
                                                 Charles E. Vieth
                                                 Vice President



          Date:  December 22, 1995         By:  /s/ Joseph P.  Croteau
                                                Joseph P. Croteau
                                                Principal Financial  Officer
                                                of the Partnership




          Date:  December 22, 1995         By:  /s/ Gary C. Younker
                                                Gary C. Younker
                                                Chief Accounting Officer  of
                                                the Partnership