Form 10-K405
period 1995-12-31
PRICE T ROWE REALTY INCOME FUND III
filed 1996-03-29
CIK 805298

          SECURITIES AND EXCHANGE COMMISSION
          WASHINGTON, D.C.  20549

          FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1995

          Commission file number 0-16542

          Exact name of registrant as specified in its charter: T. ROWE PRICE REALTY INCOME FUND III, AMERICA'S SALES-COMMISSION-FREE REAL ESTATE LIMITED PARTNERSHIP

          State or other jurisdiction of incorporation or organization:
          Delaware

          IRS Employer Identification Number: 52-1512713

          Address of principal executive offices:  100 East Pratt
          Street, Baltimore, Maryland 21202
          Registrant's telephone number: 1-800-638-5660

          Securities registered pursuant to Section 12(b) of the Act:
          NONE

          Securities registered pursuant to Section 12(g) of the Act:
          Units of Limited Partnership Interest

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the
          past 90 days.    Yes   X                   No  ___

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

                        DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Prospectus of the Partnership dated January 5, 1987, File Number 33-9899 filed with the Commission pursuant to Rule 424(b) are incorporated herein in Parts I, III, and IV by reference.

          Portions of the Annual Report to Limited Partners of the Partnership for the fiscal year ended December 31, 1995 dated February 15, 1996 and filed with the Commission as Exhibit 13 is incorporated in Parts I, II and IV by reference.

          Index to Exhibits is located on pages 29-31.

                       T. ROWE PRICE REALTY INCOME FUND III,
                AMERICA'S SALES-COMMISSION-FREE REAL ESTATE LIMITED
          PARTNERSHIP

                                       INDEX
                                                                    Page

          PART I.

           Item 1.  Business                                      4
           Item 2.  Properties                                   15
           Item 3.  Legal Proceedings                            15
           Item 4.  Submission of Matters to a Vote of           15
                       Security Holders

          PART II.

           Item 5.  Market for the Partnership's Limited         15
                       Partnership Interests and Related
                       Security Holder Matters
           Item 6.  Selected Financial Data                      17
           Item 7.  Management's Discussion and Analysis         18
                       of Financial Condition and Results
                       of Operations
           Item 8.  Financial Statements and Supplementary       23
                       Data
           Item 9.  Changes in and Disagreements with            23
                       Accountants on Accounting and
                       Financial Disclosure


          PART III.

          Item 10.  Directors and Executive Officers of the      23
                       Partnership
          Item 11.  Executive Compensation                       27
          Item 12.  Security Ownership of Certain Beneficial     27
                       Owners and Management
          Item 13.  Certain Relationships and Related            28
                       Transactions


          PART IV.

          Item 14.  Exhibits, Financial Statement Schedules and  29
                       Reports on Form 8-K

                                      PART I

          Item 1.  Business

          T. Rowe Price Realty Income Fund III, America's Sales-Commission-Free Real Estate Limited Partnership (the "Partnership"), was formed on October 20, 1986, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, operating and disposing of existing income-producing commercial and industrial real estate properties. On January 5, 1987, the Partnership commenced an offering of $100,000,000 of Limited Partnership Units ($250 per Unit) pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 33-9899) (the "Registration Statement"). The Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933 (the "Prospectus") sets forth a complete description of the business of the Partnership in the sections entitled "Investment Objectives" and "Fund Policies" on pages 18 - 25 of the Prospectus, which pages are incorporated by reference herein. The Gross Proceeds from the offering totaled $63,385,000, and an additional $25,000 was contributed by the initial limited partner, T. Rowe Price Real Estate Group, Inc. The offering terminated on June 30, 1987, and no additional Units will be sold. Forty-two Units have been redeemed by the Partnership on a "hardship" basis; there were 253,599 Units outstanding, and 10,364 Limited Partners, as of March 16, 1996.

          In December of 1991, LaSalle Advisors Limited Partnership ("LaSalle") entered into a contract with the general partner of the Partnership, T. Rowe Price Realty Income Fund III Management, Inc. ("the General Partner") and the Partnership to perform day-to-day management and real estate advisory services for the Partnership under the supervision of the General Partner and its Affiliates. LaSalle's duties under the contract include disposition and asset management services, including recordkeeping, contracting with tenants and service providers, and preparation of financial statements and other reports for management use. The General Partner continues to be responsible for overall supervision and administration of the Partnership's operations, including setting policies and making all disposition decisions, and the General Partner and its Affiliates continue to provide administrative, advisory, and oversight services to the Partnership. Compensation to LaSalle from the Partnership consists of accountable expense reimbursements, subject to a fixed maximum amount per year. All other compensation to LaSalle is paid out of compensation and distributions paid to the General Partner by the Partnership.

          The Partnership is engaged solely in the business of real estate investment; therefore, presentation of information about industry segments is not applicable. In 1995, two of the Partnership's properties produced 15% or more of the Partnership's revenues from operations: Westbrook Commons (21%), and Winnetka Industrial Park (19%). In 1994, three of the Partnership's properties produced 15% of more of the Partnership's revenues from operations: Westbrook Commons (20%), Winnetka Industrial Park (19%), and Brinderson Plaza (16%). In 1993, two of the Partnership's properties produced 15% or more of the Partnership's revenue: Winnetka Industrial Park (17%) and Westbrook Commons (15%). In none of these periods did any single tenant produce more than 10% of the Partnership's revenue.

          The Partnership owns directly or through joint venture partnerships the properties or interests set forth in Schedule III to this Report, "Real Estate and Accumulated Depreciation," which is set forth in Exhibit 99(b)to this Report, and which is incorporated by reference herein and contains information as to acquisition date and total costs of each of the properties. Additional information regarding these properties and/or interests, including percentage leased as of December 31, 1995 is set forth in the table, "Real Estate Holdings," appearing on page 6 of the Partnership's 1995 Annual Report to Limited Partners which is hereby incorporated by reference herein. A brief narrative description of each property or investment therein which the Partnership has acquired is as follows.

          Scripps Terrace

          The Partnership owns a 100% interest in this property which consists of two one-story research and development/office/service buildings containing 57,000 square feet of space. The property is located in the center of the Scripps Ranch planned community in the I-15 Corridor in suburban San Diego, California.

          Activity at the property during the year consisted of one new 6,300 square foot lease and the loss of one 5,400 square foot tenant after its lease expired. Thus, the property was 82% leased at year-end 1996 versus 81% twelve months earlier. Leases representing 35% of the property's leasable area expire in 1996 and the Partnership is currently negotiating with the three tenants involved.

          Net absorption for the year in the Scripps Ranch/Scripps Mesa market totaled approximately 81,000 square feet, about the same as the previous year. The year-end vacancy rate for the submarket decreased by four percentage points from one year ago to approximately 8%. However, there continues to be limited demand for space in multi-tenant properties such as Scripps Terrace. Total inventory (leased and available) at year-end 1995 remained at approximately 1.7 million square feet. Average net effective rents remained at roughly the same level as the previous year - around an average of $6.00 per square foot per year net of taxes, insurance and utilities ("NNN") for competitive properties. There appears to be no new construction planned for industrial/R&D buildings in the Scripps Ranch area.

          During 1994, the Partnership recorded a provision for value impairment of $917,000 in connection with Scripps Terrace.
          The General Partner determined that this adjustment was a prudent course of action based upon the uncertainty of the Partnership's ability to recover the net carrying value of the project through future operations or sale. This determination was based upon then-current market conditions and future performance expectations for this investment. No additional provision was deemed warranted in 1995.

          Winnetka

          The Partnership owns a 100% interest in Winnetka Industrial Park which is located in Crystal, Minnesota, a suburb of Minneapolis. The property consists of two multi-tenant industrial buildings containing 188,000 square feet of space.

          Even though the Partnership lost one 12,900 square foot tenant upon the expiration of its lease, it was able to expand a renewing tenant into that space fairly quickly and also lease the remaining 11,200 square foot vacancy to a new tenant, to bring this suburban Minneapolis industrial project to 100%
          leased by year-end 1995 versus 94% at year-end 1994.   Leases
          covering 19% of the project expire in 1996.

          The recent National Association of Industrial and Office Parks ("NAIOP") survey of the Twin Cities' West/Northwest office/warehouse submarket cited an approximate vacancy rate of 5% versus 6% in 1994. The west and northwest suburban submarket contains approximately 7.5 million square feet, with approximately 390,000 square feet of space available. Net absorption of approximately 106,000 square feet was recorded during the most recent four quarters. Average asking rates for comparable space increased approximately 9% to approximately $7.20 NNN per square foot per year for the office portion of industrial buildings while asking rates rose approximately 4% to $3.59 NNN for the warehouse portion. Virtually no free rent is being offered as a concession to negotiate a transaction, except when space is taken "as-is." With the reduction in vacancy rates, speculative construction is underway. At present, a 130,000 square foot multi-tenant office/warehouse building is being built in the market. So long as present market conditions continue, the outlook for high occupancy and favorable rents for Winnetka Industrial Park is good.

          South Point Plaza

          The Partnership owns a 50% interest in South Point Partners, a joint venture with its affiliate, T. Rowe Price Realty Income Fund II, America's Sales-Commission-Free Real Estate Limited Partnership ("RIF II"). South Point Partners owns a 100% interest in South Point Plaza Shopping Center ("South Point"), in Tempe, Arizona. The property consists of two multi-tenant buildings in a neighborhood shopping center, which is also occupied by a supermarket. The total square footage of the multi-tenant buildings is 42,000 square feet. The Partnership also owns pads for two 3,000 square feet single-tenant buildings, one of which is built-out as a restaurant.

          A total of two new leases totaling 2,800 square feet and five renewal and/or expansion leases totaling 6,200 square feet were signed during the year. This positive activity was partially offset by the loss of one 1,200 square foot tenant who vacated upon its lease expiration. Thus, at year-end, the property improved its leased status to 69% versus 61% the previous year. The Partnership has negotiated extensively with a prospective tenant which would lease over 30% of the center if it signs, filling a space which has been vacant for several years. To improve its negotiating position, the Partnership has obtained some zoning variances which would be required if this prospect leased the space. However, the Partnership is still working with the prospective tenant to reach a mutually satisfactory agreement. In the event a lease is executed, the tenant would not begin paying rent until late 1996, while the Partnership would be required to immediately spend a significant amount on tenant improvements. Scheduled expirations in 1996 represent 19% of the property's leasable area.

          The metropolitan area Phoenix retail market remains somewhat strong. In the Tempe submarket, approximately 43,000 net square feet were absorbed during the first three quarters of the year. Although there were additions to the inventory of retail space in the Tempe submarket, vacancy still declined by three percentage points to 7%. This level is better than the Metropolitan Phoenix vacancy rate of 9%. Rates per square foot for space in Tempe increased approximately 12% to $9.67 from $8.65 per square foot net of taxes, insurance, and utilities the previous year.

          During 1993, the General Partner approved a plan of disposition that, had it been successful, would have resulted in the disposition of South Point Plaza. Based upon the estimated net realizable value for the property, the Partnership recorded a valuation allowance of $1,758,000.
          This determination was based upon current market conditions and future performance expectations for this investment over the anticipated remaining holding period. The valuation allowance was reduced by $109,000 in 1995 and $73,000 in 1994 to reflect improved market conditions and additional depreciation taken on the property. The Partnership is not currently marketing the property, and a decision on when to commence actively marketing it for sale will be made once a tenant for the large vacant space is obtained. Because the Partnership was not actively marketing Business Plaza at December 31, 1995 the property's carrying value was reassessed and, accordingly, net valuation allowances totaling $1,576,000 were reclassified as a permanent impairment of the property s carrying value.

          Tierrasanta

          The Partnership owns a 30% interest in Tierrasanta 234, a joint venture with its affiliates, RIF II and T. Rowe Price Realty Income Fund IV, America's Sales-Commission-Free Real Estate Limited Partnership ("RIF IV"). Tierrasanta 234 owns a 100% interest in Tierrasanta Research Park in San Diego, California. The project contains four office buildings utilized for research and development purposes, for a total of 104,000 square feet of space. It is located in the Kearny Mesa market area, north of San Diego, which is part of the larger "Interstate 15" commercial corridor.

          Although the property lost one 11,100 square foot tenant due to credit concerns during the year, it was able to re-lease its space in addition to the existing vacancy to bring the leased status to 100% by year-end. In total, three new leases totaling 31,200 square feet, and one 15,800 square foot renewal/expansion were signed at this San Diego research and development property. During 1996, only one lease expires with a 40,000 square foot tenant. Negotiations have commenced, but it is premature to make a statement about the potential outcome of the negotiations.

          Tierrasanta Research Park is part of the Kearny Mesa research and development ("R&D")/office market. The Park competes against both R&D and office buildings. While net absorption in the fourth quarter of 1995 showed a loss of approximately 300,000 square feet, this deterioration was due primarily to the loss of two large tenants totaling 220,000 square feet during that quarter. Overall activity in the submarket has been good, with approximately 789,000 of gross absorption for the year, and slightly higher rents than year-end 1994, as discussed below. Vacancy rates at year-end 1995 were approximately 13% and 19% for R&D space and office space, respectively, versus approximately 13% and 21%, respectively, for the previous year.

          Rates in this submarket at year-end for Class A R&D space and office space improved with average R&D rates rising from approximately $6.30 per square foot per year net of taxes, insurance and utilities to approximately $7.50 per square foot.

          Average Class A office rates rose from $13.50 full service per square foot per year to $14.40. Rates for Class B R&D space rose from $4.68 per square foot net of taxes, insurance and utilities to $5.70 per square foot. Class B office rates climbed from $9.30 per square foot full service to $11.40 per square foot. Tierrasanta competes with both Class A and B buildings, but it most frequently competes with the latter. The average net effective rental rate rose from around $3.60 - $4.20 per square foot to $5.40 to $7.80 per square foot, with free rent still virtually nonexistent.

          During 1994, the Partnership recorded a provision for value impairment of $550,000 in connection with Tierrasanta. The General Partner determined that this adjustment was a prudent course of action based upon the uncertainty of the Partnership's ability to recover the net carrying value of the project through future operations or sale. This determination was based upon then-current market conditions and future performance expectations for this investment. No additional provisions were deemed warranted in 1995.

          Wood Dale

          The Partnership owns a 100% interest in two multi-tenant industrial warehouse/manufacturing/distribution buildings in Wood Dale, Illinois, a suburb of Chicago located immediately west of O'Hare Airport. (A 22,000 square foot building was sold in 1994.) The buildings are located within a few blocks of each other and contain a total of 90,000 square feet.

          Although two tenants totaling 16,900 square feet renewed their leases for three or more years and one 10,400 square-foot tenant extended its lease into 1996, one 9,500 square-foot tenant vacated upon its lease expiration near the end of the year. Thus, this suburban Chicago industrial project experienced a decline in occupancy from 100% to 89% by year end. Leases in place representing 30% of the total leasable area are scheduled to expire in 1996. Rental rates on new leases are anticipated to be equal to or higher than on the leases which are expiring in 1996. So long as present market conditions continue the outlook for high occupancy and favorable rents for Wood Dale is good.

          The western O'Hare suburban Chicago industrial market in which the project is located consists of approximately 157.3 million square feet of space in all types of industrial projects.
          This submarket is a part of the larger west and northwest Chicago suburban industrial market which experienced positive absorption of approximately 774,000 square feet during the year. At the current pace of absorption, there is only approximately eight months of available space in the market. Thus, speculative construction has commenced, but primarily in outlying areas due to the limited supply of available land. The range of average net rental rates for comparable space has increased from approximately $3.00 to $4.50 net per square foot per year last year to $3.50 to $4.75 per square foot by year end 1995.

          Clark Avenue

          The Partnership owns a 100% interest in this 40,000 square foot office/industrial building in King of Prussia, Pennsylvania, a northwestern suburb of Philadelphia.

          The only activity which occurred at this King of Prussia, Pennsylvania, office project during the year was the loss of a tenant which represented 28% of the property one month before its lease expiration due to financial problems. Thus, the property ended the year at 72% leased versus 100% at year end 1994. Although the Partnership has had interest from a few prospective tenants, the Partnership does not believe that a signed lease is imminent. No leases expire in 1996.

          With an inventory of approximately 10.8 million square feet, the King of Prussia office submarket has a vacancy rate of approximately 12% as of the end of the third quarter of 1995; this represents a decrease from the 15% level at year-end 1994. Net absorption recorded through the third quarter of 1995 was approximately 265,000 square feet. While occupancy by existing tenants in the submarket has declined due to relocation to other areas and consolidations of space within the submarket, an influx of new tenants has resulted in the increase of occupancy. The impact on office requirements of a series of mergers involving the largest tenant in the market, Lockheed Martin, is still unknown. It is not yet known whether Lockheed Martin will close or downsize the division's operations in the submarket; if it does so, there will be a negative impact on vacancy rates and rents. At present, rental rates for comparable Class B space have remained at a range of $8.00 to $12.00 per square foot per year net of insurance, taxes, and operating expenses. Fewer concessions are being offered. There was no new construction activity in the King of Prussia/Valley Forge market and none is planned.

          Riverview

          The Partnership owns a 100% interest in the Riverview property which is located in the Riverview Industrial Park directly across the Mississippi River from the St. Paul, Minnesota Central Business District. The project consists of three multi-tenant industrial warehouse/distribution/light manufacturing buildings containing a total of 114,000 square feet of space.

          Three tenants representing 20,600 square foot or 18% of the space renewed and/or expanded their leases during 1995. Additionally, one new 10,100 square foot tenant was signed. This positive activity more than offset the loss of two tenants totaling 10,000 square feet who vacated upon their lease expirations. Thus, the property increased its leased status by five percentage points over last year to end the year at 96% leased. Leases representing 22% of the property's leasable area expire in 1996. As discussed below, conditions in the market are improving, and the Partnership believes there is a good possibility that a substantial amount of this space can be leased to new or existing tenants in 1996 at rates which are higher than or equal to those of the expiring leases, although there is no assurance this will occur.

          The most recent NAIOP survey of the St. Paul, Midway, and Suburban submarket showed that the vacancy rate declined approximately three percentage points to 3% on a total inventory of approximately 5.6 million square feet. Net absorption totaled approximately 428,000 square feet for the four quarters ending June 30, 1995. Average asking rates for office/warehouse space increased almost 9% for the office portion with an average $7.00 NNN per square foot per year while average asking rates for the warehouse portion remained at $3.00 NNN. Concessions are disappearing, and tenants are beginning to pay for improvements over the initial lease term. Over 500,000 square feet of space is planned or under construction in the submarket.

          Westbrook Commons

          The Partnership owns a 50% interest in Penasquitos 34, a joint venture with RIF IV. Penasquitos 34 owns a 100% interest in Westbrook Commons Shopping Center ("Westbrook Commons"), a neighborhood shopping center in the Village of Westchester, Illinois, a Chicago suburb. The property contains approximately 122,000 rentable square feet of space.

          One new 3,600 square foot tenant and six renewal leases totaling 8,900 square feet were signed during the year at this suburban Chicago retail center at generally higher rates than previously paid. However, because one 1,300 square foot tenant did not renew, and two tenants occupying a total of 3,700 square feet were lost due to credit issues, the property's occupancy declined slightly - from 97% to 96% by year end 1995. During the year, we initiated a strategy to ensure that the "dated" appearance of the center did not hinder further leasing efforts. Thus, we implemented and completed a "face lift" which substantially improved the "curb appeal" of the property. Leases representing 6% of the property's total leasable area expire in 1996. Activity from prospective tenants, as well as current tenants interested in expanding, has been good.

          The Westchester market in which the project is located continues to remain a stable and relatively healthy environment for retailers. As a general observation, grocery anchored centers such as Westbrook Commons have proven to be the most successful anchor for the service/convenience based retailers. Somewhat insulated from an over abundance of competition, little fluctuation has occurred in the overall vacancy and rental rates throughout the submarket. Industry figures place the vacancy rate for the competitive centers within a three mile radius of Westbrook Commons at approximately 4% versus 2% the previous year on a total inventory of 1.1 million square feet. The average rental rates in the submarket are currently $14.00-16.00 NNN per square foot per year for Class A space.

          Fairchild Corporate Center (formerly known as Brinderson
          Plaza)

          The Partnership owns a 56% interest in Fairchild 234, a joint venture with RIF II and RIF IV. On February 1, 1994, a wholly-owned subsidiary of Fairchild 234 acquired Fairchild Corporate Center, an office development in Irvine, California consisting of two three-story buildings containing 105,000 square feet of space. The Partnership's interest in the development was previously held under a participating loan. The Partnership previously recorded a loan loss of $4,890,000 in 1991, and valuation allowances totalling $1,638,000 in 1992 and 1993. In conjunction with the first quarter 1994 purchase of Fairchild Corporate Center, the valuation allowance was reduced to $1,629,000 and then reclassified as a reduction in the carrying value of the investment in real estate. In 1995, the Partnership began foreclosure for tax purposes. The process is anticipated to be completed during the second quarter of 1996.

          The leased status declined at this office property primarily due to the loss on the last day of the year of a tenant representing 9,800 square feet or 9% of the leasable space in the buildings. Additionally, the Partnership lost two tenants totaling 6,100 square feet due to credit concerns and four other tenants totaling 17,200 square feet upon their lease expirations. On the positive side, the first phase of the renovations of the two buildings was completed, the property was renamed, and leasing activity improved significantly. Leases with three new tenants were signed for a total of 17,100 square feet, and renewals and/or expansions were executed with six existing tenants for another 7,900 square feet. The net result was a decline in the leased status from year-end 1994 of twelve percentage points to 73%. Leases representing 31% of the leasable space expire in 1996.

          The John Wayne/Orange County Airport submarket in which the project is located had 454,000 square feet of net absorption during the first three quarters of the year. As a result, vacancy improved to 14% from approximately 16% the previous year on an inventory of approximately 29.2 million square feet. In order to make the property more competitive in its market, the Partnership will continue to renovate some of the common areas in 1996 to update their appearance and bring them into compliance with the Americans with Disabilities Act. The renovation of all common areas should be completed in 1997.

          Rental rates have increased from $12.60 to $15.60 per square foot last year to $15.00 to $17.40 per square foot this year for Class B office space such as Fairchild Corporate Center. Only two competitive speculative buildings totaling 140,000 square feet are anticipated to be under construction in 1996.


          River Run

          The Partnership owns a 100% interest in River Run Shopping Center in Miramar, Florida containing 93,000 square feet of space. On October 10, 1995, the Partnership acquired the property through foreclosure proceedings. The investment was previously held as a participating loan secured by the property. During the fourth quarter of 1993, the loan was restructured to permit the borrower to defer mortgage interest payments to a limited extent. Because the ability of the borrower to repay the loan was in question, the Partnership established a $1.4 million loan loss provision during 1992 and provided allowances for doubtful interest receivables totalling $692,000 at December 31, 1993.

          In July 1995, the Partnership began consensual foreclosure on the participating mortgage loan secured by the River Run Shopping Center and ceased the accrual of interest income. At September 30, 1995, the carrying value of the loan was reduced from $7,840,000 to $7,700,000, the estimated fair value of the underlying property, and additional loan losses of $118,000 were recognized. On October 10, 1995, the Partnership purchased the property at the foreclosure sale and, in connection therewith, reclassified the participating mortgage loan as an investment in real estate.

          This South Florida retail center signed two new leases totaling 1,500 square feet and one 1,000 square foot renewal lease. However, three tenants totaling 4,275 square feet did not renew their leases and three tenants occupying 6,300 square feet defaulted on their leases and were forced to vacate. Thus, occupancy declined from 100% at year-end 1994 to 90% at year-end 1995. As the owner, the Partnership now has the ability to operate and lease the property according to its objectives, as opposed to those of the former borrower, and is beginning to reposition the property. As a result, occupancy may further decline in the near term as the Partnership focuses on improving both tenant credit worthiness and tenant mix. Leases covering 1% of the project are scheduled to expire in 1996.

          The southwest Broward County non-regional mall submarket contains approximately 4.5 million square feet of retail space in 25 projects. The directly competitive market consists of four centers totaling 650,000 square feet. Vacancy rates within this smaller market are less than 1%.

          Leasing activity in the area currently consists of local community and first-time business operators. However, new housing construction in the area may positively impact the
          center within the foreseeable future.   Rental rates for new
          leases have remained at an average of $10.00 to $15.00 NNN per square foot per year.

          Employees

          The Partnership has no employees and, accordingly, the General Partner, the Partnership's investment adviser, LaSalle, and their affiliates and independent contractors perform services on behalf of the Partnership in connection with administering the affairs of the Partnership and operating properties for the Partnership. The General Partner, LaSalle and their affiliates receive compensation in connection with such activities, as described above. Compensation to the General Partner and its affiliates, and the terms of transactions between the Partnership and the General Partner and its affiliates, are set forth in Items 11. and 13. below, to which reference is made for a description of those terms and the transactions involved.

          Item 2.  Properties

          The Partnership owns the properties referred to under Item 1. above, to which reference is made for the name, location and description of each property. All properties were acquired on an all-cash basis.

          Item 3.  Legal Proceedings

          The Partnership is not subject to any material pending legal proceedings.

          Item 4.  Submission of Matters to a Vote of Security Holders

          None.

          PART II

          Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

          On March 16, 1996, there were 10,364 Limited Partners. There is no public market for the Units, and it is not anticipated that a public market for the Units will develop. T. Rowe Price Investment Services, Inc. ("Investment Services"), an affiliate of the General Partner, provides certain information to investors which may assist Limited Partners desiring to sell their Units, but provides only ministerial services in connection with such transactions. Since this arrangement does not constitute a market for the Units, it is possible that no prospective purchaser will be willing to pay the price specified by a prospective seller. The Partnership is not obligated to redeem or repurchase Units, but it may do so in certain defined hardship situations.

          In 1987 Congress adopted certain rules concerning "publicly traded partnerships". The effect of being classified as a publicly traded partnership would be that income produced by the Partnership would be classified as portfolio income rather than passive income. On November 29, 1995, the Internal Revenue Service adopted final regulations ("Final Regulations") describing when interests in partnerships will be considered to be publicly traded. The Final Regulations do not take effect with respect to existing partnerships until the year 2006. Due to the nature of the Partnership's income and to the low volume of transfers of Units, it is not anticipated that the Partnership will be treated as a publicly traded partnership under currently applicable rules and interpretations or under the Final Regulations.

          Distributions declared to the Limited Partners during the two most recent fiscal years are as follows:

                  Distribution for the                 Amount of
                      Quarter Ended             Distributions per Unit

                      March 31, 1994                     $3.54
                      June 30, 1994                      $3.26
                      September 30, 1994                 $7.47
                      December 31, 1994                  $3.18
                      March 31, 1995                     $1.58
                      June 30, 1995                      $1.58
                      September 30, 1995                 $1.58
                      December 31, 1995                  $6.37

          All of the foregoing distributions were paid from net cash flows from current period operating activities, with the exception of the distribution for the quarter ended December 31, 1995, which included $3.25 per Unit from retained cash balances generated by operations in prior years and a return of capital of $.75 per Unit from proceeds of the initial public offering of Units, which had been retained as cash balances, and the distribution for the quarter ended September 30, 1994, which included $3.92 per Unit from the proceeds of the sale of the Benoris Building, one of the buildings in the Wood Dale property.

          There are no material legal restrictions on the Partnership's present or future ability to make distributions in accordance with the provisions of the Agreement of Limited Partnership, annexed to the prospectus as Exhibit A thereto. Reference is made to Item 7., below for a discussion of the Partnership's ability to continue to make future distributions.

          At the end of 1995, the Partnership conducted its annual formal unit valuation. The valuation of the Partnership's properties was performed by the General Partner, and then reviewed by an independent professional appraiser to assess the analysis and assumptions utilized. The estimated investment value of limited partnership Units resulting from this process is $158 per Unit. After distributions in February, 1996 of $4.00 per Unit which included a return of capital of $.75 per Unit and $3.25 per Unit from retained cash balances generated by the prior years' operations, the estimated valuation is $154. Units cannot currently be sold at a price equal to this estimated value, and this valuation is not necessarily representative of the value of the Units when the Partnership ultimately liquidates its holdings.

          Item 6.  Selected Financial Data

          The following sets forth a summary of the selected financial data for the Partnership:

                             YEARS ENDED DECEMBER 31,
                  (Dollars in thousands except per-unit amounts)

                          1995       1994    1993      1992  1991

          Total assets  $41,733   $41,885 $45,780   48,843  $52,769
          Total revenues $6,094    $6,357  $6,211   $6,078   $5,853
          Net income
           (loss)        $1,783      $579   $(109) $(1,268) $(2,864)
          Net income
           (loss)
            per Unit      $6.96     $2.26  $(0.43)  $(4.95) $(11.18)
          Cash distributions
           paid to:
            Limited
              Partners   $2,009    $4,400  $2,932   $2,970   $3,459
            General
              Partner       $20       $34     $30      $31      $35

          Notes:
          1. The above financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this report.

          2. The figures above for Net income (loss) include a loan loss provision of $118 and a valuation recovery of $109 in 1995, provisions for value impairment of $1,467, valuation recoveries of $82, and gain from the sale of the Benoris Building of $80 in 1994, valuation allowances of $1,968 in 1993, a valuation allowance of $1,428 and a provision for loan loss of $1,426 in 1992, and a $4,890 provision for loan loss in 1991.

          3. The figures above for Net income (loss) per Unit include a loan loss provision of $.46 per Unit and a valuation recovery of $.43 per Unit in 1995, provisions for value impairment of $5.73 per Unit, a valuation recovery of $.32 per Unit, and gain from sale of Benoris Building of $.31 per Unit in 1994, valuation allowances of $7.68 per Unit in 1993, and $5.57 per Unit in 1992, a provision for loan loss of $19.09 per Unit in 1991, and a provision for loan loss of $5.57 per Unit in 1992.

          Distributions declared per unit of limited partnership interest for fiscal years 1991 through 1995 were as follows:

                                                Amount of Distribution
                         Year Ended                    per Unit

                      December 31, 1991                 $12.65
                      December 31, 1992                 $11.53
                      December 31, 1993                 $11.74
                      December 31, 1994                 $17.45
                      December 31, 1995                 $11.11

          The foregoing distributions include a return of capital from proceeds of the initial public offering of Units, which had been retained as cash balances, in the amount per Unit of $.75 in 1995, $.49 in 1992, and $.47 in 1991, and a total of $2.92 in 1988-1990. The distribution for 1994 also includes $3.92 per Unit from the proceeds of the sale of the Benoris Building. The remainder of these distributions were paid from cash from operating activities.

          Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Liquidity and Capital Resources

          The Partnership sold 253,641 Units for a total of $63,410,000, including the contribution of $25,000 from the original Limited Partner. The offering was terminated on June 30, 1987 and no additional units will be sold. After deduction of organizational and offering costs of $3,805,000, the Partnership had $59,605,000 available for investment and cash reserves. Through December 31, 1995 the Partnership had declared distributions constituting return of capital from the proceeds of this offering of approximately $1.2 million.

          The Partnership owns ten properties or interests therein acquired on an all-cash basis (including two originally recorded as loans). The Partnership has sold a portion of one property, the Wood Dale property, and on February 1,

          1994 and October 10, 1995, respectively, acquired an ownership interest in Fairchild Corporate Center, and a 100% interest in River Run Shopping Center, each of which originated as a participating mortgage loan. The acquisition cost of the Partnership's current real estate investments and subsequent improvements thereto (including its interests in Fairchild Corporate Center and River Run Shopping Center) was $57,508,000. The Partnership has also recorded provisions for loan loss and value impairments totaling $11,106,000, and has sold one building (the Benoris Building) with a gross cost of $1,082,000. Therefore, the net investment in real estate before deduction for depreciation for financial reporting purposes is $45,320,000 as of December 31, 1995. These provisions and allowances are based on the General Partner's concern that the Partnership may be unable to recover the net carrying value of certain properties through future operations and sale. They resulted in part from lower market rents, higher vacancy rates, and/or lower sale prices for comparable properties in markets where the properties are located.

          The balance of the proceeds of the initial offering, approximately $1.7 million, is invested in short-term money market interest-bearing investments. The Partnership expects to incur capital expenditures for tenant improvements, lease commissions, and other major repairs and improvements during 1996 totaling approximately $1.6 million. Of this amount approximately $300,000 is budgeted for tenant improvement work and lease commissions in connection with the proposed lease of the large vacant space at South Point Plaza, as discussed in
          Item 1 above, and the balance is for renovations, leasing commissions and tenant improvements; the majority of these latter expenditures is also dependent on the execution of leases with new and renewing tenants.

          The Partnership maintains cash balances to fund its operating and investing activities including the costs of tenant improvements and leasing commissions, costs which must be disbursed prior to the collection of any resultant revenues. At year-end 1995 the General Partner determined that 1995 year-end cash balances and cash anticipated to be generated from operating activities during 1996 would be more than adequate to fund the Partnership's current investing and operating needs. The distribution paid in February 1996 for the fourth quarter of 1995 thus included a return of capital of $190,000 ($.75 per Unit) from the Partnership's cash balances. Based on current expectations, cash distributions to partners from operating income may be higher than in 1995, in part because the Partnership is now assured of receiving all cash flow generated by the River Run property.

          As of December 31, 1995, the Partnership maintained cash and cash equivalents aggregating $3,436,000, down $227,000 from the prior year end. This decrease resulted from slightly lower cash from operations and increased cash used in investing activities, particularly for the improvements at Westbrook Commons and Fairchild Corporate Center. Net cash provided by operating activities in 1995 decreased by $281,000. Net cash used in investing activities in 1995 increased by $1,505,000, due to the sale of the Benoris Building in 1994 and higher property improvement expenditures in 1995. Net cash used in financing activities decreased by $2,405,000 due primarily to lower distributions of cash from operations, and distributions of the proceeds of the sale of the Benoris Building in 1994.

          Operations

          On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed Of," which changes the Partnership's current method of accounting for its real estate property investments when circumstances indicate that the carrying amount of a property may not be recoverable. Measurement of an impairment loss on an operating property will now be based on the estimated fair value of the property rather than the sum of expected future cash flows. Properties held for sale will continue to be reflected at the lower of historical cost or estimated fair value less anticipated selling costs. In addition, properties held for sale will no longer be depreciated. No adjustment of the carrying values of the Partnership's real estate property investments was required at January 1, 1996 as a result of adopting SFAS No. 121.

          1995 v. 1994

          While the Partnership's statements of operations appear to show that the Fund's performance improved significantly over 1994, income was actually down $210,000 when the effect of value impairments, primarily at Scripps Terrace and Tierrasanta, are backed out of 1994's numbers. The change in River Run's status from a loan to an owned property had the most notable impact on the year-over-year comparison.

          In the fourth quarter of 1995, the Partnership took over ownership of River Run and began accounting for it as a property rather than as a loan. This meant that its rental income and property level operating expenses, rather than interest, were included in the Partnership's results. Inclusion of its fourth quarter rental income caused that revenue category to be up for the full year over 1994. The benefit, however, was more than offset by the decrease in interest income from the River Run loan and the increase in expenses related to the property, particularly the loan loss provisions and uncollectible interest. The Partnership believes that, over the long term, the Partnership's ownership of River Run will prove to be more beneficial than these early results indicate. This assumes no major deterioration in the local economy and that the Partnership is successful in its leasing efforts.

          Turning to the other properties in the portfolio, the lower average leased status at Fairchild Corporate Center and Clark Avenue drove the overall decline in rental income. The absence of Benoris, which was sold in 1994, also had a negative effect on the revenue comparison. The Partnership has initiated a renovation program at Fairchild and is seeing more interest in the building. Uncertainty over the plans of a major employer in Clark Avenue's market clouds the outlook for this property, but none of its leases is scheduled to expire in 1996.

          The most noteworthy expense item which had a positive effect on the net income comparison with 1994, other than higher valuation impairments in 1994, was depreciation. Higher tenant improvement charge-offs in 1994 at Wood Dale, Tierrasanta, Scripps Terrace, Winnetka, Clark Avenue, and Riverview led to the decrease in depreciation versus 1994.

          Leases representing 21% of the portfolio's leasable square footage are scheduled to expire in 1996. These leases represent approximately 28% of the portfolio's rental income for 1995. This amount of potential lease turnover is normal for the types of properties in the portfolio, which typically lease to tenants under three to five year leases. The overall portfolio occupancy was 90% as of the end of 1995. Management anticipates that occupancy levels will increase in 1996. In most markets, new leases are generally expected to reflect level to higher market rental rates in comparison to the rates of expiring leases.

          There are no single-tenant properties in the Partnership's portfolio, and no single tenant accounted for more than 10% of the Partnership's revenue in 1995. The Partnership therefore does not expect any material adverse effect on revenue on account of the failure of any single tenant in 1996. The Scripps Terrace property has 35% of its leases scheduled to expire in 1996, but the property accounted for less than 10%
          of 1995 revenue.   At Tierrasanta, 38% of the leases expire in
          1996, but the property accounted for less than 10% of 1995 revenues. At Fairchild Corporate Center, 31% of the leases expire in 1996, but the revenues from these leases represent less than 5% of the Partnership's

          1995 revenue from operations. Thus, the Partnership does not expect any material adverse effect as a result of the expiration of leases at these properties in 1996, unless there is an unanticipated economic downturn in the Southern
          California area, where these properties are located.

          1994 v. 1993

          Revenues in 1994 were up $146,000 over the prior year, while expenses declined $462,000. Net income was up $688,000 including an $80,000 gain on a property disposition.

          In 1993, almost $2 million in loss provisions were made on two properties, resulting in a net loss of $109,000. In 1994, the Partnership recorded a $550,000 permanent value impairment for Tierrasanta and a $917,000 value impairment for Scripps Terrace. This expense was partially offset by positive adjustments in the valuation allowance for South Point Plaza of $73,000, made in order to maintain its carrying value at its estimated net realizable value, resulting in a net decrease in this expense category of $583,000 compared to the prior year.

          Depreciation increased by $434,000 over 1993, as the Partnership elected to accelerate the depreciation of the cost of tenant improvements to more closely reflect the useful life of the improvements, including cases where a tenant vacates its premises prior to the expiration of its lease term and the premises need to be remodeled prior to occupancy by a new tenant.

          The increase in rental income related to several of the Partnership's properties. The most significant contributors were Westbrook Commons and Riverview. Higher rental rates at both locations, and a higher overall occupancy level at Riverview drove the improvement. The tenant reimbursement component of rental revenues was also up a Westbrook Commons, although the overall effect on net income was offset by corresponding expenses at the property.

          The substantial increase in depreciation expense was offset to a great extent by a decrease in bad debt expense, primarily at River Run. The Partnership recorded sizeable loan loss provisions in 1993 to reflect significant concerns about the quality of this loan. In addition, improved quality of tenant accounts at Brinderson Plaza, Riverview, Winnetka, South Point Plaza, and Scripps Terrace also resulted in a decrease in bad debt expense. The only other expense category which increased in 1994 was the management fee to the General Partner, as a result of higher cash available for distribution.

          Reconciliation of Financial and Tax Results

          For 1995, The Partnership's book net income was $1,783,000, and its taxable income was $85,000. The provision for loan loss in connection with River Run was the primary difference. For 1994, the Partnership's book net income was $579,000, and its taxable income was $2,917,000. The valuation allowances in connection with Tierrasanta and Scripps Terrace and the continuation of the accrual of interest on the Brinderson loan for tax purposes were the primary differences. For 1993, the Partnership's book net loss was $109,000, and its taxable income was $2,670,000. The valuation allowance in connection with South Point Plaza and the continuation of the accrual of interest on the Brinderson loan for tax purposes were the primary differences. For a complete reconciliation see Note 9 to the Partnership's consolidated financial statements, which note is hereby incorporated by reference herein.

          Item 8.  Financial Statements and Supplementary Data

          The consolidated financial statements appearing on pages 7 through 14 of the Partnership s 1995 Annual Report to Limited Partners are incorporated by reference in this Form 10-K Annual Report. The report on such financial statements of KPMG Peat Marwick LLP dated January 22, 1996 is filed as
          Exhibit 99(c) to this form 10-K Annual Report and is hereby incorporated by reference herein. Financial Statement
          Schedule III, Consolidated Real Estate and Accumulated Depreciation, is filed as Exhibit 99(b) to this Form 10-K Annual Report, and is hereby incorporated by reference herein. All other schedules are omitted either because the required information is not applicable or because the information is shown in the financial statements or notes thereto.

          Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

          PART III

          Item 10.  Directors and Executive Officers of the Partnership

          The General Partner of the Partnership is T. Rowe Price Realty Income Fund III Management, Inc. ("Fund III Management"), 100 East Pratt Street, Baltimore, Maryland 21202. The General Partner has the primary responsibility for overseeing the evaluation, structuring, negotiation, management, and liquidation of the Partnership's investments as well as the cash management of the Partnership's liquid assets and the administration of investor services of the Partnership, including general communications, periodic reports and distributions to Limited Partners, and filings with the Securities and Exchange Commission. Fund III Management is a wholly-owned subsidiary of T. Rowe Price Real Estate Group, Inc. ("Real Estate Group"), which is, in turn, a wholly-owned subsidiary of T. Rowe Price Associates, Inc. ("Associates"). Affiliates of the General Partner, T. Rowe Price Realty Income Fund I Management, Inc. ("Fund I Management"), T. Rowe Price Realty Income Fund II Management, Inc. ("Fund II Management"), and T. Rowe Price Realty Income Fund IV Management, Inc. ("Fund IV Management") are the General Partners of other real estate limited partnerships sponsored by Associates. Real Estate Group is also investment manager for T. Rowe Price Renaissance Fund, Ltd., A Sales-Commission-Free Real Estate Investment ("Renaissance Fund"), a real estate investment trust sponsored by Associates. Associates was founded in 1937 and as of December 31, 1995 managed over $75 billion of assets.

          As more fully discussed in Item 1, above, LaSalle is providing certain real estate advisory and other services to the Partnership. Upon execution of the formal contract between the Partnership and LaSalle, Gary C. Younker, Senior Vice President of LaSalle Partners Asset Management Limited (an Affiliate of LaSalle) became the Chief Accounting Officer for the Partnership. Born in 1948, Mr. Younker has been associated with LaSalle since 1976, and has served in his current position since 1988.

          The directors and executive officers of Fund III Management are as follows:

                                         Position with T. Rowe Price
          Name                           Realty Income Fund III
                                         Management, Inc.

            James S. Riepe               Chairman of the Board,
                                         President, also Principal
                                         Executive Officer for the
                                         Partnership
            Charles E. Vieth             Vice President and Director
            Douglas O. Hickman           Vice President and Director
            Henry H. Hopkins             Vice President and Director
            Mark E. Rayford              Vice President
            Lucy B. Robins               Vice President and Secretary
            Mark B. Ruhe                 Vice President
            Alvin M. Younger, Jr.        Treasurer and Director
            Kenneth J. Rutherford        Vice President

            Joseph P. Croteau            Controller, also Principal
                                         Financial Officer for the
                                         Partnership

          Mr. Riepe was elected President in 1991. Mr. Vieth was first
          elected as an officer and as a director in 1993.   Ms. Robins
          was first elected to her current offices in 1987, Mr. Ruhe was first elected in 1988, and Mr. Croteau was first elected as Controller in 1988, and was designated as Principal Financial
          Officer for the Partnership in 1992.   Mr. Rutherford was
          first elected as a Vice President in 1994. Mr. Hopkins was first elected a director in 1987. In all other cases these individuals have served in these capacities since the inception of Fund III Management in 1986. There is no family relationship among the foregoing directors or officers.

          The background and business experience of the foregoing individuals is as follows:

          James S. Riepe (Born 1943) is Managing Director and Director,
          T. Rowe Price Associates, Inc. ("Associates") and Director of its Investment Services Division; President and Chairman of Real Estate Group, and each of the general partners of T. Rowe Price Realty Income Fund I, A No-Load Limited Partnership, T. Rowe Price Realty Income Fund II, America's Sales-Commission-Free Real Estate Limited Partnership, T. Rowe Price Realty Income Fund III, America's Sales-Commission-Free Real Estate Limited Partnership, and T. Rowe Price Realty Income Fund IV, America's Sales-Commission-Free Real Estate Limited Partnership (the "Realty Income Funds"); Chairman of four of the 41 mutual funds sponsored by Associates on which he serves as a director or trustee; Chairman of New Age Media Fund; Director, Rh ne-Poulenc Rorer, Inc., a pharmaceuticals company. Mr. Riepe joined Associates in 1982.

          Charles E. Vieth (Born 1956) is a Managing Director of Associates, and President of T. Rowe Price Retirement Plan Services, Inc., Director, Vice President and Manager of Real Estate Group, and Director and Vice President of each of the general partners of the Realty Income Funds. Mr. Vieth joined Associates in 1982.

          Douglas O. Hickman (Born 1949) is President of T. Rowe Price Threshold Fund Associates, Inc. and a Vice President of Associates. He is also a Vice President and Director of each of the general partners of the Realty Income Funds and serves as a member of the investment committees for the T. Rowe Price Threshold Funds. Mr. Hickman joined Associates in 1985.

          Henry H. Hopkins (Born 1942) is a Managing Director, Director, and Legal Counsel of Associates. In addition, Mr. Hopkins is Vice President and Director of each of the general partners of the Realty Income Funds. He is also a Vice President certain of the mutual funds managed by Associates. Mr. Hopkins joined Associates in 1972.

          Mark E. Rayford  (Born 1951) is a Managing Director of
          Associates and Manager of Retail Operations. In addition, Mr. Rayford is President of T. Rowe Price Services, Inc., and Vice President each of the general partners of the Realty Income Funds. Mr. Rayford joined Associates in 1982.

          Lucy B. Robins (Born 1952) is Vice President and Associate Legal Counsel of Associates and Vice President of Real Estate Group and each of the general partners of the Realty Income Funds. Ms. Robins joined Associates in 1986.

          Mark B. Ruhe  (Born 1954) is an Asset Manager for the
          Investment Manager, and Vice President of Real Estate Group and each of the general partners of the Realty Income Funds. Mr. Ruhe joined Associates in 1987.

          Alvin M. Younger, Jr. (Born 1949) is Treasurer and Director of each of the general partners of the Realty Income Funds and a Managing Director, Secretary and Treasurer of Associates, and Secretary and Treasurer of Real Estate Group. Mr. Younger joined Associates in 1973.

          Kenneth J. Rutherford (Born 1963) is Assistant to the Director of Associates' Investment Services Division, and Assistant Vice President of each of the general partners of the Realty Income Funds. Mr. Rutherford joined Associates in 1992. From 1990 to 1992 he was a student at the Stanford Graduate School of Business.

          Joseph P. Croteau  (Born 1954) is a Vice President and
          Controller of Associates, and Controller of each of the general partners of the Realty Income Funds. Mr. Croteau joined Associates in 1987.

          No Forms 3, Forms 4, Forms 5, or amendments to any of them, were furnished to the registrant during its most recent fiscal year. Based on a review of and written representations pursuant to Item 405(b)(2)(i) of Regulation S-K, none of the directors, officers, or beneficial owners of more than 10% of the Units, if any, nor the General Partner failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal or prior fiscal years.

          Item 11.  Executive Compensation

          The directors and executive officers of the General Partner receive no current or proposed remuneration from the Partnership.

          The General Partner is entitled to receive a share of cash distributions and a share of profits or losses as described under the captions "Compensation and Fees," and "Income and Losses and Cash Distributions" of the Prospectus on pages 7-8, and 32-35, respectively, which pages are incorporated herein by reference.

          For a discussion of compensation and fees to which the General Partner is entitled, see Item 13., which is incorporated herein by reference.

          As discussed in Item 1, above, LaSalle receives reimbursement from the Partnership for certain expenses incurred in performance of its responsibilities under the advisory contract. In addition, under the contract, LaSalle receives from the General Partner a portion of the compensation and distributions received by the General Partner from the Partnership. Mr. Younker is a limited partner of LaSalle and therefore indirectly receives compensation with respect to payments made to LaSalle by the Partnership or the General Partner. However, the amount of this compensation attributable to services he performs for the Partnership is not material.

          In addition to the foregoing, certain officers and directors of the General Partner receive compensation from Associates and/or its affiliates (but not from the Partnership) for services performed for various affiliated entities, which may include services performed for the Partnership. Such compensation may be based, in part, on the performance of the Partnership. Any portion of such compensation which may be attributable to such performance is not material.

          Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

          The Partnership is a limited partnership which issues units of limited partnership interest. No limited partner is known by the Partnership to own beneficially more than 5% of the outstanding interests of the Partnership.

          The percentage of outstanding interests of the Partnership held by all directors and officers of the General Partner is less than 1%. Certain officers and/or directors of the General Partner presently own securities in Associates. As of February 1, 1996, the directors and officers of the General Partner, as a group, beneficially owned 5.76% of the common stock of Associates, including options to purchase 282,870 shares exercisable within 60 days of February 1, 1996, and shares as to which voting power is shared with others. Of this amount, Mr. Riepe owned 2.36% of such stock (550,939 shares, including 42,400 shares which may be acquired by Mr. Riepe upon the exercise of stock options, 70,000 shares held in trusts for members of Mr. Riepe's family and 20,000 shares held by a member of Riepe's family, as to which Mr. Riepe disclaims beneficial ownership, and 41,000 shares held in a charitable foundation of which Mr. Riepe is a trustee and as to which Mr. Riepe has shared voting and disposition power). Mr. Hopkins owned 1.10% (317,484 shares, including 54,000 shares which may be acquired by Mr. Hopkins upon the exercise of stock options). No other director or officer owns 1% or more of the common stock of Associates.

          There exists no arrangement, known to the Partnership, the operation of which may at any subsequent date result in a change in control of the Partnership.

          Item 13.  Certain Relationships and Related Transactions

          The General Partner and its affiliates are permitted to engage in transactions with the Partnership as described under the captions "Compensation and Fees," and "Conflicts of Interest" of the Prospectus on pages 7-12, which pages are hereby incorporated by reference herein.

          As compensation for services rendered in managing the affairs of the Partnership, the General Partner earned a partnership management fee of $282,000 in 1995, and received 1% of the cash distributions, totaling $28,000 in 1995. In addition, certain operating expenses incurred on behalf of the Partnership are reimbursable to the General Partner. In 1995 the General Partner was reimbursed for expenses incurred by it in the administration of the Partnership and the operation of the Partnership's investments, which amounted to $77,000. An affiliate of the General Partner has earned a fee of $12,000 from the money market mutual funds in which the Partnership made its interim cash investments in 1995.

          PART IV

          Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a) The following documents are filed as part of this report:

             (1) Financial Statements:

          Incorporated by reference from the indicated pages of the Partnership's 1995 Annual Report to Limited Partners:

                                                         Page

            Consolidated Balance Sheets at                 7
              December 31, 1995 and 1994
            Consolidated Statements of Operations          8
              for each of the three years in the period
              ended December 31, 1995
            Consolidated Statements of Partners' Capital   9
              for each of the three years in the period
              ended December 31, 1995
            Consolidated Statements of Cash Flows for      10
              each of the three years in the period
              ended December 31, 1995
            Notes to Consolidated Financial Statements   11-14

          Independent Auditors' Report - Incorporated by reference from
          Exhibit 99(c) hereof.

             (2)  Financial Statement Schedules:

                III - Consolidated Real Estate and Accumulated
                Depreciation, incorporated by reference to Exhibit 99(b) hereof.

                All other schedules are omitted because they are not applicable or the required information is presented in the financial statements and notes hereto.

             (3)  Exhibits

               3, 4.   (a)  Agreement of Limited Partnership of the
                            Partnership dated October 20, 1986, as
                            amended and restated as of January 5, 1987, included as Exhibit A to the Prospectus of the Partnership, dated January 5, 1987, File
                            Number 33-9899, as filed with the Commission pursuant to Rule 424(b) ("the Prospectus"), incorporated by reference herein.

                       (b)  Certificate of Limited Partnership,
                            incorporated by reference to Exhibit 3,4 to the Partnership's Registration Statement, File No. 33-9899, as filed on January 5, 1987.

                       (c) Amendment to the Partnership Agreement dated April l, 1987, incorporated by reference to
                            Exhibit 3,4(b) to Registrant's Report on Form 10-K for the year ended December 31, 1987 ("the 1987 10-K").

                       (d) Amendment to the Partnership Agreement dated May l, 1987, incorporated by reference to
                            Exhibit 3,4(c) to the 1987 10-K.

                       (e) Amendment to the Partnership Agreement dated June l, 1987, incorporated by reference to
                            Exhibit 3,4(d) to the 1987 10-K.

                       (f) Amendment to the Partnership Agreement dated July l, 1987, incorporated by reference to
                            Exhibit 3,4(e) to the 1987 10-K.

                       (g) Amendment to the Partnership Agreement dated August l, 1987, incorporated by reference to
                            Exhibit 3,4(f) to the 1987 10-K.

                       (h) Amendment to the Partnership Agreement dated September l, 1987, incorporated by reference to Exhibit 3,4(g) to the 1987 10-K.

                       (i) Amendment to the Partnership Agreement dated March 28, 1988, incorporated by reference to
                            Exhibit 3,4(h) to the 1987 10-K.

               10.     (a)  Joint Venture Agreement of Fairchild 234,
                            dated as of May 25, 1988, incorporated by reference to Exhibit 10(f) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1988 ("the 1988 10-K").

                       (b) First Amendment to Joint Venture Agreement of Fairchild 234, dated as of July 13, 1988, incorporated by reference to Exhibit 10(g) to the 1988 10-K.

                       (c) Forbearance and Loan Modification Agreement relating to River Run Dated November 17, 1993, between Stiles Hunt Properties as Borrower and the Partnership as Lender, incorporated by reference to Exhibit 10(j) to Registrant's Report on Form 10-K for the year ended December 31, 1994.

               13. Annual Report for the year ended December 31, 1995, distributed to limited partners on or about March 6, 1996.

               27.     Financial Data Schedule

               99.     (a)  Pages 7-12, 18-25 and 32-35 of the Prospectus
                            of the Partnership dated January 5, 1987, incorporated by reference to Exhibit 99(a) of the registrant's report on Form 10-K for the year ended December 31, 1994, File Number 0-16542.

                       (b)  Financial Statement Schedule III -
                            Consolidated Real Estate and Accumulated
                            Depreciation.

                       (c)  Report of KPMG Peat Marwick LLP dated
                            January 22, 1996 regarding the financial statements of the Partnership.

             (b)       Reports on Form 8-K

                       The following reports on Form 8-K were filed for the last quarter of the period covered by this report - None.

                                    SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

          Dated: March 28, 1996   T. ROWE PRICE REALTY INCOME FUND III,
                                  AMERICA'S SALES-COMMISSION-FREE REAL
                                  ESTATE LIMITED PARTNERSHIP

                                  By:   T. Rowe Price Realty Income Fund
                                        III Management,
                                        Inc., General Partner



                                        By:/s/James S. Riepe
                                           James S. Riepe,
                                           President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated:



          /s/James S. Riepe             Date: March 28, 1996
          James S. Riepe,
          Director and Chairman of the
          Board, President
          T. Rowe Price Realty Income Fund III
          Management, Inc., Principal Executive Officer
          for the Partnership


          /s/Henry H. Hopkins           Date: March 28, 1996
          Henry H. Hopkins,
          Director and Vice President,
          T. Rowe Price Realty Income Fund III
          Management, Inc.


          /s/Douglas O. Hickman         Date: March 20, 1996
          Douglas O. Hickman,
          Director and Vice President,
          T. Rowe Price Realty Income Fund III
          Management, Inc.

          /s/Alvin M. Younger, Jr.      Date: March 28, 1996
          Alvin M. Younger, Jr.,
          Director and Treasurer,
          T Rowe Price Realty Income Fund III
          Management, Inc.



          /s/Charles E. Vieth           Date: March 20, 1996
          Charles E. Vieth,
          Vice President and Director,
          T. Rowe Price Realty Income Fund III
          Management, Inc.



          /s/Joseph P. Croteau          Date: March 28, 1995
          Joseph P. Croteau, Controller,
          Principal Financial Officer for
          the Partnership












































          The Annual Report to Limited Partners for the Year ended December 31, 1995 should be inserted her.


ANNUAL REPORT
FOR THE PERIOD ENDED
DECEMBER 31, 1995

FELLOW PARTNERS:

While it appears from the statements of operations on page 8 that the Fund's performance improved significantly over 1994, income was actually down $210,000 when the effect of value impairments, primarily at Scripps Terrace and Tierrasanta, are backed out of last year's numbers. Before discussing operations at the properties owned by the Fund for the full 12 months of 1994 and 1995, we want to point out that the change in River Run's portfolio status had the most notable impact on the year-over-year comparison.

      In the fourth quarter of 1995, we took over ownership of River Run and began accounting for it as a property rather than as a loan. This meant that its rental income and property level operating expenses, rather than interest, were included in the Fund's results. Inclusion of its fourth quarter rental income caused that revenue category to be up for the full year over 1994. The benefit, however, was more than offset by the decrease in interest income from the River Run loan and the increase in expenses related to the property, particularly the loan loss provision and uncollectible interest, related to River Run. We believe that, over the long term, the Fund's ownership of River Run will prove to be more beneficial than these early results indicate. This assumes, of course, no major deterioration in the local economy and that we are successful in our leasing efforts.

      Turning to the other properties in the portfolio, the lower average leased status at Fairchild and Clark Avenue drove the overall decline in rental income. The absence of Beinoris, which was sold last year, also had a negative effect on the revenue comparison. We have initiated a renovation program at Fairchild and are seeing more interest in the building, which we hope will translate into signed leases. Uncertainty over the plans of a major employer in Clark Avenue's market clouds the outlook for this property, but we find some comfort in the fact that none of its leases is scheduled to expire this year.

      The most noteworthy expense item which had a positive effect on the net income comparison with last year, other than higher valuation impairments in 1994, was depreciation. Higher tenant improvement charge-offs in 1994 at Wood Dale, Tierrasanta, Scripps Terrace, Winnetka, Clark Avenue, and Riverview led to the decrease in depreciation versus 1994.

      Slightly lower cash from operations and increased cash used in investing activities (particularly for the improvements at Westbrook Commons and Fairchild Corporate Center) led to the decrease in the Fund's cash position during 1995.

Distributions

Your distribution for the fourth quarter of 1995 was $6.37 per unit, bringing the total for the year to $11.11. Of the fourth quarter amount, $2.37 was from 1995 operations and $4.00 was distributed from prior-year operations. The initial uncertainty surrounding the ability of the River Run owner to continue the loan payments and the potential costs of foreclosure caused us to maintain a relatively high cash position. Now that we own the property, we no longer need to retain as much cash.

Unit Valuation

As we do at each year-end, we employed a third-party appraiser to review and assess the analysis and assumptions used in determining an estimated current unit value. These interim valuations are not necessarily representative of the value of your units when the Fund ultimately liquidates its holdings, nor could you sell your units today at a price equal to the current estimated value.

      The estimated unit value at year-end 1995 was $158.00, unchanged from the 1994 amount. The $158.00 included the $4.00 just distributed from prior years' operations, so, as of February 14, the estimated value per unit was reduced by that amount and is now $154.00.

      The first quarter 1996 distribution has been set at $2.00 per unit. Assuming no unexpected developments or property dispositions, we expect to pay the same amount for the second and third quarters as well. In the fourth quarter, we will adjust the distribution based on the Fund's operations and cash needs.

Outlook

As the Advisor's Report indicates, we hope that a number of initiatives taken in 1995 will bear fruit in 1996. The modernization at Westbrook Commons and renovations at Fairchild were undertaken to enhance the attractiveness of these properties to existing as well as prospective tenants. Barring local market deterioration, we expect these efforts will begin to be rewarded in 1996.

Sincerely,




James S. Riepe
Chairman

February 15, 1996

INVESTMENT ADVISOR'S REPORT

As discussed in recent reports, the real estate market is slowly improving, with some segments such as industrial recovering more rapidly than others such as office properties. The absence of meaningful new construction combined with continued net positive absorption in all segments has begun to attract not only opportunistic capital but also some institutional capital into the real estate sector, which is a favorable development.

      The results of Russell-NCREIF Index, which measures income returns and changes in values for real estate investments, reflect the general state of the market. From 1991 through 1993 property values experienced average annual declines of approximately 10%. This rate slowed as values decreased by 4% and 1% for the 12 months ended September 30, 1994 and 1995, respectively. Income returns of 9% during each of those two years more than offset the value declines, resulting in positive total returns for the index for the first time since September 1990.

      The index also identifies returns by product type and by geographical region. As anticipated, because of the weak operating environment, office buildings have not performed as well as other product types, with value declines of approximately 3% for the 12 months ended September 30, 1995. This is an improvement, however, over the average 14% per year drop over the last four years. Industrial properties, on the other hand, appreciated in value by 3% for the 12 months ended September 30, 1995. In that same period, other real estate product types, such as retail and multi-family, performed better than they had in prior years.

      Property values in geographic regions depend significantly on the local economy. The South, where values in general depreciated less than 1% for the 12 months ended September 30, 1995, continues to outperform other regions, but even its recovery has been prolonged due to the depressed energy business. Value declines in the East and Midwest have moderated, and the Western region has experienced a dramatic improvement recently. In 1994, property values in the West were down significantly but, for the 12 months ended September 30, 1995, declined only around 1%. In analyzing this information, it is clear that the multi-family and industrial segments are heavily influencing the results, since the office segment in the West declined approximately 5%. We continue to see increased leasing activity and improved economics for owners.

      We are encouraged by the positive annual returns of the Russell-NCREIF Index for the past two years. We are even more heartened, however, by the performance of Realty Income Fund III's portfolio, whose value remained stable as opposed to a decrease in the Russell-NCREIF Index.

Property Highlights

Activity during 1995 for new, renewal, and expansion leases totaled 21% of the Fund's square footage. However, the gains were offset, primarily by the loss of three fairly sizable tenants at two properties, so occupancy was unchanged from the prior-year level. In general, occupancy and rental rates in the markets where your properties operate are stable to rising.

Real Estate Investments
__________________________________________

                     Gross            % Leased
                   Leasable      ___________________
                     Area         Prior      Current  1996 Lease
Property           (Sq. Ft.)    Year-End    Year-End  Expirations
_________________  ________      _______    ________  __________
Scripps Terrace      56,800        81%         82%         35%
Winnetka            188,300        94         100          19
South Point          48,400        61          69          19
Tierrasanta         104,200        77         100          38
Wood Dale            89,700       100          89          30
Clark Avenue         40,000       100          72           0
Riverview           113,700        91          96          22
Westbrook Commons   121,600        97          96           6
Fairchild Corporate
Center              104,800        85          73          31
River Run            92,800       100          90           1
                  _________     _____       _____       _____
Fund Total          960,300        90%         90%         21%

      Scripps Terrace: One new 6,300 square-foot lease more than offset the loss of a tenant when its lease expired at this San Diego, California, office project. We are actively negotiating with the three tenants whose leases covering 35% of the total space expire this year.

      Winnetka: Even though one sizable tenant vacated upon its lease expiration, a renewal was quickly negotiated with an existing tenant who expanded into the space. We also leased the remaining unoccupied space, bringing this suburban Minneapolis industrial project to 100% leased by year-end.

      South Point: One short-term expansion, two new, and four renewal leases for 19% of this Tempe, Arizona, shopping center more than offset the loss of one tenant who did not renew. We continue to be optimistic about our negotiations with a prospective tenant who would represent over 30% of the center. To improve our negotiating position, we have received some zoning variances but are still working with the city and potential tenant to reach a mutually satisfactory agreement. If we are successful, the lease could be signed during the next two to three months. The tenant, however, would not begin paying rent until around the last quarter of 1996. Moreover, significant tenant improvement costs would be incurred.

      Tierrasanta: Although we lost one financially troubled tenant during the year, we were able to re-lease its space, bringing the leased status to 100% by year-end. In total, three new leases for 31,000 square feet and one renewal/expansion were signed at this San Diego property. One lease with a tenant who occupies 38% of the space expires in 1996, and we are actively working with this tenant on renewal terms. It is too early to predict an outcome of the negotiations.

      Wood Dale: Two tenants renewed their leases for three or more years and one extended its lease into 1996 for a total of 27,400 square feet. One tenant, however, who occupied 9,500 square feet, vacated upon its lease expiration near the end of the year. Thus, this suburban Chicago industrial property experienced a decline in occupancy during the fourth quarter and from the December 1994 level.

      Clark Avenue: The only activity which occurred at this King of Prussia, Pennsylvania, office property during the year was the loss of a financially troubled tenant who occupied 28% of the property one month before its lease expired. Although we have had interest from a couple of prospective tenants, we do not believe that a signed lease is imminent. Market occupancy improved slightly, but the future of local Lockheed Martin operations, which dominate the office market, is still uncertain, and rental rates remain flat despite the lower vacancies.

      Riverview: This St. Paul, Minnesota, industrial project had an eventful year. Three tenants representing 18% of the space renewed and/or expanded their leases, and one new tenant was signed. This activity more than offset the loss of two tenants who vacated when their leases expired, and the property's leased status increased by five percentage points over last year.

      Westbrook Commons: One new and six renewal leases were signed during the year, generally at higher rates than on the prior leases, at this suburban Chicago retail center. However, one tenant did not renew, and two tenants left because of credit issues, causing occupancy to decline slightly. During the year, we initiated a strategy to update the appearance of the center in order to make it more attractive to prospective tenants. The property's face lift has made a substantial difference.

      Fairchild Corporate Center: The leased status declined at this Orange County, California, office property primarily due to the loss on the last day of the year of a tenant representing 9% of the space. Additionally, over the course of the year, two tenants who leased a total of 6% of the property left for financial reasons and three other tenants vacated upon their lease expirations. On the positive side, we completed the first phase of renovating the two buildings, renamed the property, and overall activity has picked up. Three new tenants were signed for 16% of the site, and six existing tenants renewed and/or expanded for another 8% of the property.

      River Run: At this South Florida retail center, the signing of new and renewal leases representing 3% of the total space was not enough to offset the effect of three tenants who did not renew their leases and three others who defaulted and were forced to vacate. As you may recall, the Fund foreclosed on its loan for this property and officially took ownership on October 10. As the new owner, we are in the process of repositioning the property to meet the needs of the surrounding communities. As a result, occupancy may decline further in the near term as we focus on improving both tenant creditworthiness and mix.

Outlook

We believe 1995 was a turning point for Realty Income Fund III. We gained control of River Run, all of the markets except King of Prussia showed signs of improvement, and renovations were commenced at one property and completed at another. We hope 1996 will continue in a favorable vein and that operating results will improve during the year ahead.

LaSalle Advisors
February 15, 1996

REAL ESTATE HOLDINGS
December 31, 1995
(In thousands)

                                                   Accumu-    Current
                  Type and       Date     Total   lated De-  Carrying
Property Name     Location     Acquired   Cost*  preciation   Amount
_____________   ____________  __________ _______ ___________ ________

Scripps         Business Park    2/88    $ 4,354   $ (1,030)  $ 3,324
Terrace         San Diego,
                California

Winnetka        Industrial       3/88      5,794     (1,643)    4,151
                Crystal,
                Minnesota

South Point     Retail           4/88      2,213       (841)    1,372
                Tempe,
                Arizona

Tierrasanta     Business Park    4/88      3,454       (859)    2,595
                San Diego,
                California

Fairchild       Office
Corporate       Irvine,          5/88      4,063       (465)    3,598
Center          California

Wood Dale       Industrial       9/88      3,657       (658)    2,999
                Wood Dale,
                Illinois

Clark Avenue    R&D/Office       10/88     4,242       (733)    3,509
                King of Prussia,
                Pennsylvania

Riverview       Industrial       12/88     4,184       (870)    3,314
                St. Paul,
                Minnesota

River Run       Retail           6/89      7,700        (42)    7,658
                Miramar,
                Florida

Westbrook       Retail           12/90     5,659       (690)    4,969
Commons         Westchester,
                Illinois

                                         _______    _______   _______
                                         $45,320   $ (7,831)  $37,489
                                         _______    _______   _______
                                         _______    _______   _______

*Includes original purchase price, subsequent improvements, and, in the case of South Point, Tierrasanta, Scripps Terrace, and Fairchild Corporate Center, reductions for permanent impairments.

CONSOLIDATED BALANCE SHEETS
(In thousands)

                                             December 31,  December 31,
                                                 1995          1994
                                              __________    __________

Assets
Real Estate Property Investments
   Land. . . . . . . . . . . . . . . . . . .    $  12,181    $  10,332
   Buildings and Improvements. . . . . . . .       33,139       26,475
                                                 ________     ________
                                                   45,320       36,807
   Less:  Accumulated Depreciation
   and Amortization. . . . . . . . . . . . .       (7,831)      (7,037)
                                                 ________     ________
                                                   37,489       29,770
Participating Mortgage Loan and Deferred Interest
(less allowance of $1,736 in 1994) . . . . .            -        7,840
Cash and Cash Equivalents. . . . . . . . . .        3,436        3,663
Accounts Receivable (less allowances
of $230 and $238). . . . . . . . . . . . . .          529          434
Other Assets . . . . . . . . . . . . . . . .          279          178
                                                 ________     ________
                                                $  41,733    $  41,885
                                                 ________     ________
                                                 ________     ________

Liabilities and Partners' Capital
Security Deposits and Prepaid Rents. . . . .    $     391    $     385
Accrued Real Estate Taxes. . . . . . . . . .          433          441
Accounts Payable and
Other Accrued Expenses . . . . . . . . . . .          335          238
                                                 ________     ________
Total Liabilities. . . . . . . . . . . . . .        1,159        1,064
Partners' Capital. . . . . . . . . . . . . .       40,574       40,821
                                                 ________     ________
                                                $  41,733    $  41,885
                                                 ________     ________
                                                 ________     ________

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per-unit amounts)

                                             Years Ended December 31,
                                              1995     1994     1993
                                             _______  _______  _______

Revenues
Rental Income. . . . . . . . . . . . . . .    $5,502   $5,369   $5,220
Interest Income from Participating
Mortgage Loan. . . . . . . . . . . . . . .       429      858      897
Other Interest Income. . . . . . . . . . .       163      130       94
                                             _______  _______  _______
                                               6,094    6,357    6,211
                                             _______  _______  _______

Expenses
Property Operating Expenses. . . . . . . .     1,284    1,249    1,511
Real Estate Taxes. . . . . . . . . . . . .     1,002      936    1,000
Depreciation and Amortization. . . . . . .     1,266    1,572    1,138
Decline (Recovery) of
Property Values. . . . . . . . . . . . . .      (109)   1,385    1,968
Provision for Loan Loss and
Uncollectible Interest . . . . . . . . . .       202        -        -
Management Fee to General Partner. . . . .       282      342      297
Partnership Management Expenses. . . . . .       384      374      406
                                             _______  _______  _______
                                               4,311    5,858    6,320
                                             _______  _______  _______

Net Income (Loss) from Operations before
   Real Estate Sold. . . . . . . . . . . .     1,783      499     (109)
Gain on Real Estate Sold . . . . . . . . .         -       80        -
                                             _______  _______  _______
Net Income (Loss). . . . . . . . . . . . .    $1,783   $  579   $ (109)
                                             _______  _______  _______
                                             _______  _______  _______

Activity per Limited Partnership Unit
Net Income (Loss). . . . . . . . . . . . .    $ 6.96   $ 2.26   $(0.43)
                                             _______  _______  _______
                                             _______  _______  _______

Cash Distributions Declared
  from Operations. . . . . . . . . . . . .    $11.11   $13.53   $11.74
  from Sale Proceeds . . . . . . . . . . .         -     3.92        -
                                             _______  _______  _______
Total Distributions Declared . . . . . . .    $11.11   $17.45   $11.74
                                             _______  _______  _______
                                             _______  _______  _______
Units Outstanding. . . . . . . . . . . . .   253,599  253,605  253,613
                                             _______  _______  _______
                                             _______  _______  _______

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(In thousands)

                                       General    Limited
                                       Partner   Partners    Total
                                      ________   ________  ________

Balance, December 31, 1992 . . . . .   $  (127)  $ 47,875   $ 47,748
Net Loss . . . . . . . . . . . . . .        (1)      (108)      (109)
Cash Distributions . . . . . . . . .       (30)    (2,932)    (2,962)
                                       _______    _______    _______
Balance, December 31, 1993 . . . . .      (158)    44,835     44,677
Net Income . . . . . . . . . . . . .         6        573        579
Redemption of Units. . . . . . . . .         -         (1)        (1)
Cash Distributions . . . . . . . . .       (34)    (4,400)    (4,434)
                                       _______    _______    _______
Balance, December 31, 1994 . . . . .      (186)    41,007     40,821
Net Income . . . . . . . . . . . . .        18      1,765      1,783
Redemption of Units. . . . . . . . .         -         (1)        (1)
Cash Distributions . . . . . . . . .       (20)    (2,009)    (2,029)
                                       _______    _______    _______
Balance, December 31, 1995 . . . . .   $  (188)  $ 40,762   $ 40,574
                                       _______    _______    _______
                                       _______    _______    _______

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                             Years Ended December 31,
                                              1995     1994     1993
                                             _______  _______  _______

Cash Flows from Operating Activities
Net Income (Loss). . . . . . . . . . . . .    $1,783   $  579   $ (109)
Adjustments to Reconcile Net Income
(Loss) to Net Cash Provided
by Operating Activities
   Depreciation and Amortization . . . . .     1,266    1,572    1,138
   Decline (Recovery) of
   Property Values . . . . . . . . . . . .      (109)   1,385    1,968
   Change in Loan Loss Provision . . . . .       202        -        -
   Other Changes in Assets
   and Liabilities . . . . . . . . . . . .      (163)    (276)      88
                                             _______  _______  _______
Net Cash Provided by
Operating Activities . . . . . . . . . . .     2,979    3,260    3,085
                                             _______  _______  _______

Cash Flows from Investing Activities
Proceeds from Property Disposition . . . .         -      994        -
Investments in Real Estate . . . . . . . .    (1,176)    (665)    (691)
                                             _______  _______  _______
Net Cash Provided by (Used in)
Investing Activities . . . . . . . . . . .    (1,176)     329     (691)
                                             _______  _______  _______

Cash Flows from Financing Activities
Cash Distributions . . . . . . . . . . . .    (2,029)  (4,434)  (2,962)
Redemption of Units. . . . . . . . . . . .        (1)      (1)       -
                                             _______  _______  _______
Net Cash Used in
Financing Activities . . . . . . . . . . .    (2,030)  (4,435)  (2,962)
                                             _______  _______  _______

Cash and Cash Equivalents
Net Decrease during Year . . . . . . . . .      (227)    (846)    (568)
At Beginning of Year . . . . . . . . . . .     3,663    4,509    5,077
                                             _______  _______  _______
At End of Year . . . . . . . . . . . . . .    $3,436   $3,663   $4,509
                                             _______  _______  _______
                                             _______  _______  _______

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

T. Rowe Price Realty Income Fund III, America's Sales-Commission-Free Real Estate Limited Partnership (the "Partnership"), was formed on October 20, 1986, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, operating, and disposing of existing income-producing commercial and industrial real estate properties. T. Rowe Price Realty Income Fund III Management, Inc., is the sole General Partner. The initial offering resulted in the sale of 253,641 limited partnership units at $250 per unit.

      In accordance with provisions of the partnership agreement, income from operations is allocated and related cash distributions are generally paid to the General and Limited Partners at the rates of 1% and 99%, respectively. Sale or refinancing proceeds are generally allocated first to the Limited Partners in an amount equal to their capital contributions, next to the Limited Partners to provide specified returns on their adjusted capital contributions, next 3% to the General Partner, with any remaining proceeds allocated 85% to the Limited Partners and 15% to the General Partner. Gain on property sold is generally allocated first between the General Partner and Limited Partners in an amount equal to the depreciation previously allocated from the property and then in the same ratio as the distribution of sale proceeds. Cash distributions, if any, are made quarterly based upon cash available for distribution, as defined in the partnership agreement. Cash available for distribution will fluctuate as changes in cash flows and adequacy of cash balances warrant.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership's financial statements are prepared in accordance with generally accepted accounting principles which requires the use of estimates and assumptions by the General Partner. Certain 1993 and 1994 amounts have been reclassified to conform with the 1995 presentation.

      The accompanying consolidated financial statements include the accounts of the Partnership and its pro-rata share of the accounts of South Point Partners, Tierrasanta 234, Fairchild 234, and Penasquitos 34 (Westbrook Commons), all of which are California general partnerships, in which the Partnership has 50%, 30%, 56%, and 50% interests, respectively. The other partners in these ventures are affiliates of the Partnership. All intercompany accounts and transactions have been eliminated in consolidation.

      Depreciation is calculated primarily on the straight-line method over the estimated useful lives of buildings and improvements, which range from five to 40 years. Lease commissions and tenant improvements are capitalized and amortized over the life of the lease using the straight-line method.

      Cash equivalents consist of money market mutual funds, the cost of which approximates fair value.

      The Partnership uses the allowance method of accounting for doubtful accounts. Provisions for uncollectible tenant receivables in the amounts of $192,000, $89,000, and $469,000 were recorded in 1995, 1994, and 1993, respectively. Bad debt expense is included in Property Operating Expenses.

      The Partnership will review its real estate property investments for impairment whenever events or changes in circumstances indicate that the property carrying amounts may not be recoverable. Such a review results in the Partnership recording a provision for impairment of the carrying value of its real estate investments whenever the estimated future cash flows from a property's operations and projected sale are less than the property's net carrying value. The General Partner believes that the estimates and assumptions used in evaluating the carrying value of the Partnership's properties are appropriate; however, changes in market conditions and circumstances could occur in the near term which would cause these estimates to change.

      Rental income is recognized by the Partnership on a straight-line basis over the term of each lease. Rental income accrued, but not yet billed, is included in Other Assets and aggregates $205,000 and $132,000 at December 31, 1995 and 1994, respectively.

      Under provisions of the Internal Revenue Code and applicable state taxation codes, partnerships are generally not subject to income taxes; therefore, no provision has been made for such taxes in the accompanying consolidated financial statements.

NOTE 3 - TRANSACTIONS WITH RELATED PARTIES AND OTHER ENTITIES

As compensation for services rendered in managing the affairs of the Partnership, the General Partner earns a partnership management fee equal to 9% of net operating proceeds. The General Partner earned partnership management fees of $282,000, $342,000, and $297,000 in 1995, 1994, and 1993,
respectively. In addition, the General Partner's share of cash available for distribution from operations, as discussed in Note 1, totaled $28,000, $34,000, and $30,000 in 1995, 1994, and 1993, respectively.

      In accordance with the partnership agreement, certain operating expenses are reimbursable to the General Partner. The General Partner's reimbursement of such expenses totaled $77,000, $74,000, and $82,000 for communications and administrative services performed on behalf of the Partnership during 1995, 1994, and 1993, respectively.

      An affiliate of the General Partner earned a normal and customary fee of $12,000, $15,000, and $16,000 from the money market mutual funds in which the Partnership made its interim cash investments during 1995, 1994, and 1993, respectively.

      LaSalle Advisors Limited Partnership ("LaSalle") is the Partnership's advisor and is compensated for its advisory services directly by the General Partner. LaSalle is reimbursed by the Partnership for certain operating expenses pursuant to its contract with the Partnership to provide real estate advisory, accounting, and other related services to the Partnership. LaSalle's reimbursement for such expenses during each of the last three years totaled $120,000.

      An affiliate of LaSalle earned $54,000, $37,000, and $7,000 in 1995, 1994, and 1993, respectively, as property manager for several of the Partnership's properties.

NOTE 4 - PROPERTY DISPOSITION

In September 1994, the Partnership sold the smallest of the three Wood Dale industrial buildings, the Benoiris Building, and received net proceeds of $994,000. The net book value of this property at the time of disposition was $914,000, after accumulated depreciation expense. Results of operations at this building were immaterial to the Funds' results of operations in 1994 and 1993.

NOTE 5 - FAIRCHILD CORPORATE CENTER

Fairchild Corporate Center, formerly known as Brinderson Plaza, was acquired outright on February 1, 1994 by a corporation, the stockholders of which are the Partnership and certain other affiliated partnerships. The previously established valuation allowance for this property was reduced $9,000 and the remaining allowance of $1,629,000 (including $210,000 arising in 1993) was reclassified as a reduction in the carrying value of the property. Prior to February 1, 1994, the Partnership's underlying investment in Fairchild, in the form of a mortgage loan and minority equity interest, was accounted for as an in-substance foreclosed property in the Partnership's financial statements.

NOTE 6 - PARTICIPATING MORTGAGE LOAN

In July 1995, the Partnership began consensual foreclosure on the participating mortgage loan secured by the River Run Shopping Center and ceased the accrual of interest income. At September 30, 1995, the carrying value of the loan was reduced to $7,700,000, the estimated fair value of the underlying property, and additional loan losses of $118,000 were recognized. On October 10, 1995, the Partnership purchased the property and, in connection therewith, reclassified the participating mortgage loan as an investment in real estate.

NOTE 7 - PROPERTY VALUATIONS

Based upon a review of current market conditions, estimated holding period, and future performance expectations of each property, the General Partner has determined that the net carrying value of other operating properties may not be fully recoverable from future operations and disposition. Charges recognized for impairments of the carrying values of Scripps Terrace and Tierrasanta aggregated $1,467,000 in 1994.

      Because the South Point property was not being actively marketed for sale, its carrying value was assessed and, accordingly, the property's net valuation allowance of $1,576,000 at December 31, 1995 was reclassified as a permanent impairment of the its carrying value. Valuation allowances (recoveries) for this property were ($109,000) in 1995, ($73,000) in 1994 and $1,758,000 in 1993. Because this property continued to operate at the time the valuation allowance was established, the Partnership continued to recognize depreciation expense which, in large part, contributed to the valuation recoveries in 1995 and 1994.

      On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which changes the Partnership's current method of accounting for its real estate property investments when circumstances indicate that the carrying amount of a property may not be recoverable. Measurement of an impairment loss on an operating property will now be based on the estimated fair value of the property rather than the sum of expected future cash flows. Properties held for sale will continue to be reflected at the lower of historical cost or estimated fair value less anticipated selling costs. In addition, properties held for sale will no longer be depreciated. No adjustment of the carrying values of the Partnership's real estate property investments was required at January 1, 1996 as a result of adopting SFAS No. 121.

NOTE 8 - LEASES

Future minimum rentals to be received by the Partnership under noncancelable operating leases in effect as of December 31, 1995, are:

       Fiscal Year     (in thousands)
       __________
          1996           $   3,985
          1997               3,166
          1998               2,597
          1999               1,947
          2000               1,478
       Thereafter            9,175
                           _______
         Total           $  22,348
                           _______
                           _______

NOTE 9 - RECONCILIATION OF FINANCIAL STATEMENT TO TAXABLE INCOME

As described in Note 2, the Partnership has not provided for an income tax liability; however, certain timing differences exist between amounts reported for financial reporting and federal income tax purposes. These differences are summarized below for years ended December 31:

                                  1995        1994        1993
                                ________    ________    ________
                                         (in thousands)

Book net income (loss) . . . .   $ 1,783     $   579     $  (109)
Allowances for:
  Uncollectible accounts
  receivable . . . . . . . . .        (4)         71          117
  Property valuations. . . . .      (109)      1,385        1,968
Normalized and
prepaid rents. . . . . . . . .       (23)       (103)          56
Interest income. . . . . . . .       661         633          691
Depreciation . . . . . . . . .      (283)        353          (62)
Accrued expenses . . . . . . .        16          (1)           9
Provision for loan loss. . . .    (1,956)          -            -
                                ________    ________     ________
Taxable income . . . . . . . .   $    85     $ 2,917     $  2,670
                                ________    ________     ________
                                ________    ________     ________


NOTE 10 - SUBSEQUENT EVENT

The Partnership declared a quarterly cash distribution of $6.37 per unit to Limited Partners of the Partnership as of the close of business on December 31, 1995. The distribution totals $1,632,000 and represents cash available for distribution from operations for the period October 1, 1995 through December 31, 1995. The Limited Partners will receive $1,616,000, and the General Partner will receive $16,000.

INDEPENDENT AUDITORS' REPORT

To the Partners
T. Rowe Price Realty Income Fund III,
America's Sales-Commission-Free Real Estate Limited Partnership:

We have audited the accompanying consolidated balance sheets of T. Rowe Price Realty Income Fund III, America's Sales-Commission-Free Real Estate Limited Partnership and its consolidated ventures as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T. Rowe Price Realty Income Fund III, America's Sales-Commission-Free Real Estate Limited Partnership and its consolidated ventures as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP

Chicago, Illinois
January 22, 1996