Form 10-Q
period 1996-03-31
PRICE T ROWE REALTY INCOME FUND III
filed 1996-05-15
CIK 805298

          SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C.  20549

          FORM 10-Q

          QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF   THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996


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

          PART I - FINANCIAL INFORMATION

          Item 1.Financial Statements

                 The financial statements of T. Rowe Price Realty Income Fund III, America's Sales-Commission-Free Real Estate Limited Partnership ("Partnership") are set forth in Exhibit 19 hereto, which statements are incorporated by reference herein.

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Liquidity and Capital Resources and Results of Operations

                 The Partnership's liquidity and capital resources and its results of operations are discussed in the Chairman's letter to partners on pages 1-2 of Exhibit 19 hereto, the Partnership's Quarterly Report to Security-Holders, which letter is hereby incorporated by reference herein.

          PART II - OTHER INFORMATION

          Item 6.Exhibits and Reports on Form 8-K:

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


                                      T. ROWE PRICE REALTY INCOME FUND III,
                                      AMERICA'S SALES-COMMISSION-FREE
                                      REAL ESTATE LIMITED PARTNERSHIP


                                      By: T. Rowe Price  Realty Income Fund
                                          III  Management,   Inc.,  General
                                          Partner




          Date:  May 15, 1996             By:   /s/ Kenneth J. Rutherford
                                                Kenneth J. Rutherford
                                                Assistant Vice President



          Date:  May 15, 1996             By:   /s/ Joseph P.  Croteau
                                                Joseph P. Croteau
                                                Principal Financial  Officer
                                                and Controller of
                                                the Partnership
































          The Quarterly Report to Limited Partners for the Quarter ended March 31, 1996 should be inserted here.


QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 1996

FELLOW PARTNERS:

We have changed the format of our reports in an effort to improve the information given to you and reduce the complexity of the message. A major addition is the table below where you will find the period-end as well as the average leased status and the contribution to net income from each property in the portfolio. The leased status will probably fluctuate during any given period, so we feel the average number will be a better performance indicator. By showing the contribution to net income by property along with the total square footage and average leased status, we also believe you will gain a better perspective on the relationship among the holdings.

     Going forward, any properties earmarked for sale will be broken out so that you have an idea of the effect the absence of these properties may have on future income. In addition, we will show the effect on net income of properties which have been sold in the periods under review.

Results of Operations

The change in River Run's status from a participating mortgage loan to ownership in October 1995 had the most notable impact on the first quarter comparisons. At that time, we began including the property's rental income and expenses, rather than interest on the mortgage, in the Fund's results. During the first three months of 1996, the property's income net of its expenses was $66,000 less than the interest which would have been earned on the loan, so River Run was a major reason overall net income declined relative to the first quarter of last year.



Real Estate Investments (Dollars in thousands)
______________________________________________________________________________
                                                 Average        Contribution
                              Leased Status   Leased Status     to Net Income
                              ________________________________________________
                        Gross                 Three Months      Three Months
Property              Leasable  March 31,    Ended March 31,   Ended March 31,
Name               Area (Sq. Ft.)  1996      1995      1996     1995    1996
________________    ____________ ______      _____     _____    _____   _____
Scripps Terrace         56,796      82%       81%       82%    $  19   $  48
Winnetka               188,260     100        94       100        97      73
South Point Plaza       49,222      93        61        61        24       2
Tierrasanta            104,236     100        77       100        24      37
Wood Dale               89,718      89       100        90        29      53
Clark Avenue            40,000      72       100        72        50      18
Riverview              113,700     100        91        96        25      59
Westbrook Commons      121,558      93        98        94       121      87
Fairchild              104,823      70        84        70        57      (1)
River Run               92,787      94         -        93       203     138
                     _________ _______   _______   _______   _______ _______
                       961,100      92        89        90       649     514
Fund Expenses
   Less Interest
   Income                    -       -         -         -      (56)    (44)
                       _______ _______   _______   _______   _______ _______
Total                  961,100      92%       89%       90%     $593    $470



     While River Run was by far the biggest contributor to the increase in rental income during the quarter, Scripps Terrace, Winnetka, Tierrasanta, and Riverview were also positive factors because of their higher average leased status and rental rates. Unfortunately, Fairchild and Clark Avenue experienced declines in occupancy which together produced an $81,000 decrease relative to last year.

     Bad debt expense accounted for $110,000 of the $255,000 rise in overall expenses relative to the first quarter of 1995. Tenant problems at Winnetka and River Run were the primary cause. Other than the effect of including River Run's expenses, there were no other significant changes in expenses at the property level.

     As a result of the greater distribution paid in this year's first quarter - $6.37 per unit versus $3.18 in 1995 - the Fund's cash position was reduced substantially. We decided in the fourth quarter of 1995 to distribute cash which had previously been retained pending resolution of the River Run situation.

     Looking at first quarter activity in the portfolio, there were noteworthy events at several properties. First, a lease covering 35% of the space at South Point Plaza was signed with a retailer of western wear. The March 31, 1996, leased status in the Real Estate Investments table includes the new tenant, but rental revenues will not be reflected until the lease takes effect in August. Depreciation and amortization expense resulting from tenant improvements and leasing commissions will also rise.

     We face a number of leasing challenges as a result of recent terminations and expirations. We had to terminate the leases of several financially troubled tenants at Westbrook Commons and River Run. Because of the recent facelift at Westbrook and high occupancy in the submarket, we expect this property to remain healthy in the immediate future. At River Run, we are making a conscious effort to improve the creditworthiness and tenant mix now that the Fund owns the retail center.

     At Scripps Terrace, Tierrasanta, and Wood Dale, leases representing 46%, 38%, and 30%, respectively, expire over the remainder of the year. Unfortunately, we were unsuccessful in renewing a tenant at Tierrasanta whose lease for 38% of the property expires on August 31. Market conditions for all three properties are improving, and we are actively working on renewals and new prospects.

     Interest in Fairchild and its submarket is positive, and we have just recently had several unsolicited offers to buy the property. The terms are under review now, and we will update you on our progress in the June report.

Cash Distribution

The $2.00 per-unit distribution from operations in the first quarter will be paid to you on May 15. Assuming no unexpected developments, we expect to pay the same amount for the second and third quarters as well. In the fourth quarter, we may adjust the distribution based on the Fund's operations and cash needs. Should we receive and close on an acceptable offer for Fairchild, or dispose of any other holdings, there could be an additional distribution of sale proceeds.

Outlook

Most of the markets where your properties compete are improving, with the most notable changes in California, where new and expanding industries continue to replace the downsizing in the defense area. Whenever a market is nearing its peak in terms of rising occupancy and rental rates, particularly as evidenced by new construction, property sales may be warranted. In this regard, we are looking carefully at events involving Winnetka and Riverview and, as mentioned earlier, have had offers on Fairchild. We will keep you up-to-date on developments in future reports.

     Sincerely,




     James S. Riepe
     Chairman

May 13, 1996

CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)


                                    March 31,    December 31,
                                      1996           1995
                                   ___________   ____________

Assets
Real Estate Property Investments
  Land . . . . . . . . . . . . . .  $  12,181      $ 12,181
  Buildings and Improvements . . .     33,329        33,139
                                     ________      ________
                                       45,510        45,320
  Less:  Accumulated Depreciation
     and Amortization. . . . . . .     (8,179)        (7,831)
                                     ________      ________
                                       37,331        37,489
Cash and Cash Equivalents. . . . .      2,417         3,436
Accounts Receivable
 (less allowances of $251 and $230)       407           529
Other Assets . . . . . . . . . . .        356           279
                                     ________      ________
                                    $  40,511      $ 41,733
                                     ________      ________
                                     ________      ________

Liabilities and Partners' Capital
Security Deposits and Prepaid Rents $     357      $    391
Accrued Real Estate Taxes. . . . .        529           433
Accounts Payable and
 Other Accrued Expenses. . . . . .        201           335
                                     ________      ________
Total Liabilities. . . . . . . . .      1,087         1,159
Partners' Capital. . . . . . . . .     39,424        40,574
                                     ________      ________
                                    $  40,511      $ 41,733
                                     ________      ________
                                     ________      ________

See the accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands except per-unit amounts)


                                       Three Months Ended
                                           March 31,
                                      1996           1995
                                   ___________    ___________

Revenues
Rental Income. . . . . . . . . . .  $   1,584      $  1,250
Interest Income from
 Participating Mortgage Loan . . .          -           214
Other Interest Income. . . . . . .         46            34
                                     ________      ________
                                        1,630         1,498
                                     ________      ________
Expenses
Property Operating Expenses. . . .        420           255
Real Estate Taxes. . . . . . . . .        291           254
Depreciation and Amortization. . .        348           294
Recovery of Property Values. . . .          -           (27)
Management Fee to General Partner.         12            40
Partnership Management Expenses. .         89            89
                                     ________      ________
                                        1,160           905
                                     ________      ________
Net Income . . . . . . . . . . . .        470           593
                                     ________      ________
                                     ________      ________
Activity per Limited Partnership Unit
Net Income . . . . . . . . . . . .  $    1.83      $   2.31
                                     ________      ________
                                     ________      ________
Cash Distributions Declared. . . .  $    2.00      $   1.58
                                     ________      ________
                                     ________      ________
Units Outstanding. . . . . . . . .    253,599       253,599
                                     ________      ________
                                     ________      ________

See the accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
Unaudited
(In thousands)


                                General   Limited
                                Partner  Partners    Total
                               ________  ________  ________

Balance,
 December 31, 1995 . . . . . .  $ (188)   $40,762    $40,574
Net Income . . . . . . . . . .       5       465       470
Cash Distributions . . . . . .      (4)   (1,616)   (1,620)
                                _______   _______    _______
Balance, March 31, 1996. . . .  $ (187)   $39,611    $39,424
                                _______   _______    _______
                                _______   _______    _______

See the accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

                                       Three Months Ended
                                           March 31,
                                      1996           1995
                                   ___________    ___________

Cash Flows from Operating Activities
Net Income . . . . . . . . . . . .  $     470      $    593
Adjustments to Reconcile Net Income
 to Net Cash Provided by
 Operating Activities
  Depreciation and Amortization. .        348           294
  Recovery of Property Values. . .          -           (27)
  Other Changes in Assets
   and Liabilities . . . . . . . .        (27)           (1)
                                     ________      ________
Net Cash Provided by
 Operating Activities. . . . . . .        791           793
                                     ________      ________
Cash Flows Used in Investing Activities
Investments in Real Estate . . . .       (190)         (125)
                                     ________      ________
Cash Flows Used in Financing Activities
Cash Distributions . . . . . . . .     (1,620)         (815)
Redemption of Units. . . . . . . .          -            (1)
                                     ________      ________
Net Cash Used in Financing Activities  (1,620)         (816)
                                     ________      ________
Cash and Cash Equivalents
Net Decrease during Period . . . .     (1,019)         (148)
At Beginning of Year . . . . . . .      3,436         3,663
                                     ________      ________
At End of Period . . . . . . . . .  $   2,417      $  3,515
                                     ________      ________
                                     ________      ________

See the accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The unaudited interim condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal, recurring nature.

     The unaudited interim financial information contained in the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the 1995 Annual Report to Partners.

NOTE 1 - TRANSACTIONS WITH RELATED PARTIES AND OTHER

As compensation for services rendered in managing the affairs of the Partnership, the General Partner earns a partnership management fee equal to 9% of net operating proceeds. The General Partner earned a partnership management fee of $12,000 during the first three months of 1996. In addition, the General Partner's share of cash available for distribution from operations totaled $5,000 for the first three months of 1996.

     In accordance with the partnership agreement, certain operating expenses are reimbursable to the General Partner. The General Partner's reimbursement of such expenses totaled $20,000 for communications and administrative services performed on behalf of the Partnership during the first three months of 1996.

     An affiliate of the General Partner earned a normal and customary fee of $2,000 from the money market mutual funds in which the Partnership made its interim cash investments during the first three months of 1996.

     LaSalle Advisors Limited Partnership ("LaSalle") is the Partnership's advisor and is compensated for its advisory services directly by the General Partner. LaSalle is reimbursed by the Partnership for certain operating expenses pursuant to its contract with the Partnership to provide real estate advisory, accounting and other related services to the Partnership. LaSalle's reimbursement for such expenses during the first three months of 1996 totaled $30,000.

     An affiliate of LaSalle earned $26,000 in the first quarter of 1996 as property manager for several of the Partnership's properties.

NOTE 2 - PARTNERSHIP DISTRIBUTIONS

The February 1996 distribution to the Partnership unitholders included a $.75 per unit return of capital which originated from the public offering of the partnership interests. The Partnership has now returned capital contributions of $4.63 per unit which had been retained as part of the Fund's operating cash balances. In addition, the Partnership has distributed sales proceeds of the only property disposition in the amount of $3.92 per unit in 1994.

NOTE 3 - SUBSEQUENT EVENT

The Partnership declared a quarterly cash distribution of $2.00 per unit to Limited Partners of the Partnership as of the close of business on March 31, 1996. The Limited Partners will receive $507,000, and the General Partner will receive $5,000.