Form 10-Q
period 1996-09-30
PRICE T ROWE REALTY INCOME FUND III
filed 1996-11-14
CIK 805298

          SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C.  20549

          FORM 10-Q

          QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF   THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1996


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

                 (a)Exhibits.

                    19 - Quarterly Report Furnished to Security-Holders, including Financial Statements of the Partnership.

                    27 - Financial Data Schedule

                 (b)Reports on Form 8-K.

                 Report on Form 8-K dated November 8, 1996, filed with the Commission on November 12, 1996, regarding planned
          quarterly                                        distribution and
          current estimated unit value.

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


                                      T. ROWE PRICE REALTY INCOME FUND III,
                                      AMERICA'S SALES-COMMISSION-FREE
                                      REAL ESTATE LIMITED PARTNERSHIP


                                      By: T. Rowe Price  Realty Income Fund
                                          III  Management,   Inc.,  General
                                          Partner




          Date:  November 14, 1996      By:  /s/ Kenneth J. Rutherford
                                             Kenneth J. Rutherford
                                             Vice President


          Date:  November 14, 1996      By:  /s/ Joseph P. Croteau
                                             Joseph P. Croteau
                                             Principal Financial Officer of
                                             the Partnership and
                                             Controller
































          The Quarterly Report to Limited Partners for the Quarter ended September 30, 1996 should be inserted here.


QUARTERLY REPORT
FOR THE PERIOD ENDED
SEPTEMBER 30, 1996

FELLOW PARTNERS:

The gain on the sale of Fairchild Corporate Center and the change in River Run's status from a participating mortgage loan to ownership were the driving forces behind the favorable year-to-date and third quarter net income comparisons.
      As we move forward in the process of liquidating the Fund's properties, our primary focus will shift from the production of income to the strategic positioning of the properties to maximize potential sales proceeds. Thus, while we will continue to try to keep lease rates as high as possible, we will place additional emphasis on longer-term leases with creditworthy, stable tenants who are the most highly valued by prospective purchasers. It may take somewhat longer to obtain such tenants, but we believe this strategy will help us obtain higher sales prices.
      As the Real Estate Investments table indicates, River Run was the largest contributor to the Fund's income from operations for the first nine months of the year, and its performance thus far in 1996 is well ahead of last year when the Fund's interest in the property was in the form of a loan. Over $865,000 of the increase in rental income over the nine-month period ended September 30, 1995, was attributable to River Run, while expenses associated with the property accounted for $265,000 of the overall rise in expenses. Of course, since this investment is no longer producing interest income, that income category declined substantially so that the net increase in River Run's contribution to net income was $173,000.
      The change from a loan to ownership occurred in the fourth quarter of 1995, so the effect of this property on operating results will not be as dramatic in the future. Because the Fund did not accrue interest on the River Run loan during third quarter 1995, the effect of the change to ownership was more pronounced for the third quarter comparison with an increased contribution of $181,000. In fact, we are continuing to try to improve the credit quality of the tenant mix, which entails doing more extensive credit analysis on prospective tenants and removing those who are delinquent. As a result, we could see higher vacancy at River Run over the short term.
      As we reported last quarter, a tenant that occupied 38% of Tierrasanta did not renew its lease, which expired at the end of August. There is interest in the property, but we want to caution that the costs associated with re-leasing, including making the buildings more accessible to the physically challenged, may be high. Wood Dale also experienced a decline in occupancy during the third quarter when a tenant who leased 18% of the property vacated. Activity at this industrial property is good, and we have two prospects who could bring the leased status back to 100% if they sign leases, but that is not certain at this point.
      Even though the Fund has distributed more cash to limited partners than it did in the first nine months of 1995, the cash position increased significantly this year. The reason is the inclusion of the proceeds from the sale of Fairchild, which will be distributed to you in November.

Cash Distributions

Cash from operations again allowed us to make the planned $2.00 per-unit distribution for the third quarter. After the year ends, we will evaluate this amount and, if appropriate, make a change in the fourth quarter.
      An additional $21.60 per unit is being paid to you for the Fund's 56% share of the Fairchild sale proceeds. As you may remember, Realty Income Funds II and IV owned the remaining 44% of that property.

Disposition Update

You will see on page 1 that three properties are now being held for sale - Winnetka, Wood Dale, and Riverview. These industrial buildings are being offered as part of a package which includes two similar holdings in Realty Income Fund II.
      As we discussed in the June report, capital flows into real estate are rising, particularly from large institutional investors. The return of these buyers has the potential benefit of enabling your Fund to sell more than one of its holdings, in this case in conjunction with another T. Rowe Price realty income fund, at one time to one buyer. Many real estate investors may not be interested in buying an industrial building for, say, $3 million but might find a larger portfolio of five such properties located in different regions attractive. One of the advantages of such "portfolio" sales is that it broadens the base of potential buyers. In addition, the brokerage fees and other costs associated with closings covering multiple properties may be less.
      Another name will be in the held-for-sale category at the end of December. In October, the Fund's Investment Review Committee approved LaSalle's recommendation to put South Point Plaza up for sale, and an agreement has been signed with a listing broker.

Outlook

Over the past 12 months, occupancy and rental rates in most of the regions where your properties are located stabilized or improved. In LaSalle's opinion, this trend should continue into next year. We will continue to poise the portfolio to take advantage of the more favorable operating environment. In addition, each property not currently being held for sale will be closely analyzed to determine the optimum time to begin an active marketing program. With four of your nine portfolio holdings currently for sale, we look forward to updating you on the status of our marketing efforts in the annual report.

      Sincerely,




      James S. Riepe
      Chairman

November 8, 1996

Real Estate Investments (Dollars in thousands)
_____________________________________________________________________________
                        Leased      Average Leased         Contribution to
                        Status          Status               Net Income
                        _______    ________________      __________________
             Gross                 Nine Months Ended      Nine Months Ended
Property   Leasable    September     September 30,          September 30,
Name     Area(Sq. Ft.) 30, 1996    1995     1996          1995     1996
________   _________   _________ ________ ________      ________  _______

Scripps
 Terrace    56,796        71%        81%      76%       $  91   $  123
South Point
 Plaza      50,497        88         66       69           71        8
Tierra-
 santa     104,236        62         76       96           56      111
Clark
 Avenue     40,000        72         81       72          100       71
Westbrook
 Commons   121,558        97         98       95          344      285
River Run   92,787        94          -       94          260      433
          ________      ____       ____     ____       ______   ______
           465,874        82         83       88          922    1,031

Held for Sale
 Winnetka  188,260       100         95      100          245      309
 Wood Dale  89,718        68        100       90          183      107
 Riverview 113,700       100         92       99          146      187
          ________      ____       ____     ____       ______   ______
           857,552        87         89       92        1,496    1,634

Properties
 Sold            -         -          -        -           91    1,638
Fund Expenses
 Less Interest
 Income          -         -          -        -         (175)    (190)
          ________      ____       ____     ____       ______   ______
Total      857,552        87%        89%      92%      $1,412   $3,082

CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

                                          September 30,     December 31,
                                              1996              1995
                                           ___________      ____________
Assets
Real Estate Property Investments
 Land. . . . . . . . . . . . . . . . . .  $   8,411         $  12,181
 Buildings and Improvements. . . . . . .     19,618            33,139
                                           ________          ________
                                             28,029            45,320
 Less:  Accumulated Depreciation
  and Amortization . . . . . . . . . . .     (4,752)           (7,831)
                                           ________          ________
                                             23,277            37,489
 Held for Sale . . . . . . . . . . . . .     10,190                 -
                                           ________          ________
                                             33,467            37,489
Cash and Cash Equivalents. . . . . . . .      7,808             3,436
Accounts Receivable
 (less allowances of $158 and $230). . .        462               529
Other Assets . . . . . . . . . . . . . .        353               279
                                           ________          ________
                                          $  42,090         $  41,733
                                           ________          ________
                                           ________          ________
Liabilities and Partners' Capital
Security Deposits and Prepaid Rents. . .  $     311         $     391
Accrued Real Estate Taxes. . . . . . . .        570               433
Accounts Payable and
 Other Accrued Expenses. . . . . . . . .        197               335
                                           ________          ________
Total Liabilities. . . . . . . . . . . .      1,078             1,159
Partners' Capital. . . . . . . . . . . .     41,012            40,574
                                           ________          ________
                                          $  42,090         $  41,733
                                           ________          ________
                                           ________          ________

See the accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands except per-unit amounts)

                                 Three Months Ended    Nine Months Ended
                                    September 30,        September 30,
                                  1996        1995     1996        1995
                                 _______     _______  _______     _______

Revenues
Rental Income. . . . . . . . .   $1,470      $1,285   $4,720     $3,764
Interest Income from
 Participating
 Mortgage Loan . . . . . . . .        -           -        -        429
Interest Income. . . . . . . .       53          42      128        121
                               ________    ________ ________   ________
                                  1,523       1,327    4,848      4,314
                               ________      ________________  ________
Expenses
Property Operating
 Expenses. . . . . . . . . . .      253         339    1,121        908
Real Estate Taxes. . . . . . .      270         234      839        693
Depreciation and
 Amortization. . . . . . . . .      312         311    1,033        906
Recovery of Property
 Values. . . . . . . . . . . .        -         (25)       -       (80)
Provision for Loan Loss. . . .        -          63        -         63
Management Fee to
 General Partner . . . . . . .       50          40      113        120
Partnership Management
 Expenses. . . . . . . . . . .       97          93      290        292
                               ________    ________ ________   ________
                                    982       1,055    3,396      2,902
                               ________    ________ ________   ________
Income from Operations before
  Gain on Real Estate Sold . .      541         272    1,452      1,412
Gain on Real Estate Sold . . .    1,630           -    1,630          -
                               ________    ________ ________   ________
Net Income . . . . . . . . . .   $2,171      $  272   $3,082     $1,412
                               ________    ________ ________   ________
                               ________    ________ ________   ________
Activity per Limited Partnership Unit
Net Income . . . . . . . . . .   $ 8.48      $ 1.06   $12.03     $ 5.51
                               ________    ________ ________   ________
                               ________    ________ ________   ________
Cash Distributions Declared
  from Operations. . . . . . .   $ 2.00      $ 1.58   $ 6.00     $ 4.74
  from Sale Proceeds . . . . .    21.60           -    21.60          -
                               ________    ________ ________   ________
Total Distributions
 Declared. . . . . . . . . . .   $23.60      $ 1.58   $27.60     $ 4.74
                               ________    ________ ________   ________
                               ________    ________ ________   ________
Units Outstanding. . . . . . .  253,599     253,599  253,599    253,599
                               ________    ________ ________   ________
                               ________    ________ ________   ________

See the accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
Unaudited
(In thousands)

                              General        Limited
                              Partner       Partners         Total
                             ________       ________       ________

Balance,
 December 31, 1995 . . . .   $  (188)       $40,762        $40,574
Net Income . . . . . . . .        31          3,051          3,082
Cash Distributions . . . .       (14)        (2,630)        (2,644)
                             _______        _______        _______
Balance,
 September 30, 1996. . . .   $  (171)       $41,183        $41,012
                             _______        _______        _______
                             _______        _______        _______

See the accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

                                                 Nine Months Ended
                                                   September 30,
                                              1996              1995
                                           ___________       ___________

Cash Flows from Operating Activities
Net Income . . . . . . . . . . . . . . .  $   3,082         $   1,412

Adjustments to Reconcile Net Income
 to Net Cash Provided by Operating Activities
  Depreciation and Amortization. . . . .      1,033               906
  Recovery of Property Values. . . . . .          -               (80)
  Changes in Loan Loss Provision . . . .          -               140
  Gain on Real Estate Sold . . . . . . .     (1,630)                -
  Other Changes in Assets
   and Liabilities . . . . . . . . . . .       (104)              166
                                           ________          ________
Net Cash Provided by
 Operating Activities. . . . . . . . . .      2,381             2,544
                                           ________          ________
Cash Flows from Investing Activities
Proceeds from Property Disposition . . .      5,477                 -
Investments in Real Estate . . . . . . .       (842)             (718)
                                           ________          ________
Net Cash Provided by (Used in)
 Investing Activities. . . . . . . . . .      4,635              (718)
                                           ________           _______
Cash Flows Used in Financing Activities
Cash Distributions . . . . . . . . . . .     (2,644)           (1,624)
Redemption of Units. . . . . . . . . . .          -                (1)
                                           ________          ________
Net Cash Used in
 Financing Activities. . . . . . . . . .     (2,644)           (1,625)
                                           ________          ________
Cash and Cash Equivalents
Net Increase during Period . . . . . . .      4,372               201
At Beginning of Year . . . . . . . . . .      3,436             3,663
                                           ________          ________
At End of Period . . . . . . . . . . . .  $   7,808         $   3,864
                                           ________          ________
                                           ________          ________

See the accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The unaudited interim condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal, recurring nature.
      The unaudited interim financial information contained in the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements contained in the 1995 Annual Report to Partners.

NOTE 1 - TRANSACTIONS WITH RELATED PARTIES AND OTHER

As compensation for services rendered in managing the affairs of the Partnership, the General Partner earns a partnership management fee equal to 9% of net operating proceeds. The General Partner earned a partnership management fee of $113,000 during the first nine months of 1996. In addition, the General Partner's share of cash available for distribution from operations totaled $15,000 for the first nine months of 1996.
      In accordance with the partnership agreement, certain operating expenses are reimbursable to the General Partner. The General Partner's reimbursement of such expenses totaled $67,000 for communications and administrative services performed on behalf of the Partnership during the first nine months of 1996.
      An affiliate of the General Partner earned a normal and customary fee of $4,000 from the money market mutual funds in which the Partnership made its interim cash investments during the first nine months of 1996.
      LaSalle Advisors Limited Partnership ("LaSalle") is the Partnership's advisor and is compensated for its advisory services directly by the General Partner. LaSalle is reimbursed by the Partnership for certain operating expenses pursuant to its contract with the Partnership to provide real estate advisory, accounting and other related services to the Partnership. LaSalle's reimbursement for such expenses during the first nine months of 1996 totaled $90,000.
      An affiliate of LaSalle earned $70,000 in the first nine months of 1996 as property manager for several of the Partnership's properties.

NOTE 2 - PROPERTY DISPOSITIONS

On August 28, 1996, Fairchild Corporate Center, an office property in which the Partnership had a 56% interest was sold. The Partnership has subsequently received net proceeds of $5,477,000. The net book value of the Partnership's interest at the date of sale was $3,847,000, after deduction of accumulated depreciation, and previously recorded permanent impairments. Accordingly, the Partnership recognized a $1,630,000 gain on the sale of this property in the third quarter.
      Income from operations for this property, before the gain on real estate sold, was $7,000 and $91,000 for the nine months ended September 30, 1996 and 1995, respectively.

NOTE 3 - PROPERTIES HELD FOR SALE

The Partnership began actively marketing its three midwest industrial properties, Wood Dale, Winnetka, and Riverview, and has classified them as held for sale in the accompanying September 30, 1996 balance sheet.
      Results of operations for these properties resulted in a net income of $602,000 and $573,000 for the nine months ended September 30, 1996 and 1995, respectively.

NOTE 4 - SUBSEQUENT EVENT

The Partnership declared a quarterly cash distribution of $23.60 per unit to Limited Partners of the Partnership as of the close of business on September 30, 1996. The distribution totals $5,989,000 and represents $2.00 per unit from operations and $21.60 per unit from Fairchild Corporate Center sale proceeds. The Limited Partners will receive $5,984,000, and the General Partner will receive $5,000.