Form 10-K
period 1996-12-31
PRICE T ROWE REALTY INCOME FUND III
filed 1997-03-27
CIK 805298

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

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

Portions of the Annual Report to Limited Partners of the Partnership for the fiscal year ended December 31, 1996 dated
February 15, 1996 and filed with the Commission as Exhibit 13 is incorporated in Parts I, II and IV by reference.

Index to Exhibits is located on page 24.

                           T. ROWE PRICE REALTY INCOME FUND III,
              AMERICA'S SALES-COMMISSION-FREE REAL ESTATE LIMITED PARTNERSHIP

                                           INDEX
                                                    Page

PART I.

          Item 1.     Business           4
          Item 2.     Properties            13
          Item 3.     Legal Proceedings               13
          Item 4.     Submission of Matters to a Vote of             13
                          Security Holders

PART II.

          Item 5.    Market for the Partnership's Limited           13
                         Partnership Interests and Related
                         Security Holder Matters
          Item 6.    Selected Financial Data         15
          Item 7.  Management's Discussion and Analysis           16
                           of Financial Condition and Results
                           of Operations
          Item 8.     Financial Statements and Supplementary              20
                           Data
          Item 9.     Changes in and Disagreements with              20
                         Accountants on Accounting and
                       Financial Disclosure

PART III.

 Item 10.   Directors and Executive Officers of the             20
                  Partnership
 Item 11.   Executive Compensation                              22
 Item 12.   Security Ownership of Certain Beneficial            23
                  Owners and Management
 Item 13.   Certain Relationships and Related                   24
              Transactions

PART IV.

 Item 14.   Exhibits, Financial Statement Schedules and             24
                  Reports on Form 8-K



      4                                   PART I

Item 1.  Business

T. Rowe Price Realty Income Fund III, America's Sales-Commission-Free Real Estate Limited Partnership (the "Partnership"), was formed on October 20, 1986, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, operating and disposing of existing income-producing commercial and industrial real estate properties. On January 5, 1987, the Partnership commenced an offering of $100,000,000 of Limited Partnership Units ($250 per Unit) pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933
(Registration No. 33-9899) (the "Registration Statement"). The Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933 (the "Prospectus") sets forth a complete description of the business of the Partnership in the sections entitled
"Investment Objectives" and "Fund Policies" on pages 18 - 25 of the Prospectus, which pages are incorporated by reference herein.
The Gross Proceeds from the offering totaled $63,385,000, and an additional $25,000 was contributed by the initial limited partner, T. Rowe Price Real Estate Group, Inc. The offering terminated on June 30, 1987, and no additional Units will be sold. Forty-two Units have been redeemed by the Partnership on a "hardship" basis; there were 253,599 Units outstanding and 10,364 Limited Partners as of March 17, 1997.

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

The Partnership is engaged solely in the business of real estate investment; therefore, presentation of information about industry segments is not applicable. In 1996, three of the Partnership's properties produced 15% or more of the Partnership's revenues from operations: River Run Shopping Center (20%), Winnetka Industrial Park (18%), and Westbrook Commons (17%). In 1995, two of the Partnership's properties produced 15% or more of the Partnership's revenues from operations: Westbrook Commons (21%), and Winnetka Industrial Park (19%). In 1994, three of the Partnership's properties produced 15% of more of the Partnership's revenues from operations: Westbrook Commons (20%), Winnetka Industrial Park (19%), and Brinderson Plaza (16%). In none of these periods did any single tenant produce more than 10% of the Partnership's revenue.

The Partnership owned a 56% interest in a general partnership, Fairchild 234, the other general partners of which were certain other affiliated partnerships. Fairchild 234 owned a note secured by a deed of trust on Fairchild Corporate Center, located in Irvine, California. This property was acquired outright in February, 1994 by a corporation, the stockholders of which are the partners of Fairchild 234. In August, 1996, Fairchild 234 sold its interest in this property for a total sales price of $10 million. The purchaser, Spieker Properties, L.P., is not an affiliate of the Partnership, its general partner, or the Partnership's investment adviser. Net book value of the Partnership's interest at the date of sale was $3.8 million, which represented approximately 8.6% of the Partnership's assets. Net proceeds to the Partnership were $5.4 million.

During 1996, the Partnership reviewed its portfolio and operating plans with the intent to dispose of all its operating properties by the end of 1998, and to thereafter distribute all of the Partnership's net assets to the partners. In this regard the Partnership has received solicited and unsolicited offers to purchase one or more of its properties. The Partnership is pursuing some of these offers. Although there is no assurance that the Partnership will achieve the disposition of all its operating properties during the proposed time-frame, the disposition of operating properties is expected to cause a significant decrease in the Partnership's operating activities in future periods.

The Partnership owns directly or through joint venture partnerships the properties or interests set forth in Schedule III to this Report, "Real Estate and Accumulated Depreciation," which is set forth in Exhibit 99(b)to this Report, and which is incorporated by reference herein and contains information as to acquisition date and total costs of each of the properties. Additional information regarding these properties and/or interests, including percentage leased as of December 31, 1996 is set forth in the table, "Real Estate Holdings," appearing on page 4 of the Partnership's 1996 Annual Report to Limited Partners which is hereby incorporated by reference herein. A brief narrative description of each property or investment therein which the Partnership owns is as follows.

Scripps Terrace

The Partnership owns a 100% interest in this property which consists of two one-story research and development/office/service buildings containing 57,000 square feet of space. The property is located in the center of the Scripps Ranch planned community in the I-15 Corridor in suburban San Diego, California.

Activity at the property during the year consisted of three new leases totaling 18,206 square feet, two lease expirations covering 14,176 square feet, and two renewals totaling 14,489 square feet. Thus, the property was 90% leased at year-end 1996 versus 82% twelve months earlier. There are no leases expiring in 1997.

Net absorption for the year in the Scripps Ranch/Scripps Mesa market totaled approximately 19,621 square feet. The year-end vacancy rate for the submarket decreased by one percentage point from one year ago to approximately 7%. However, there continues to be limited demand for space in multi-tenant properties such as Scripps Terrace. Total inventory (leased and available) at year-end 1996 remained at approximately 1.7 million square feet.
Average net effective rents remained at roughly the same level as the previous year - around an average of $6.00 per square foot per year net of taxes, insurance and utilities ("NNN") for competitive properties. There appears to be some activity in the planning stages for new construction of industrial/R&D buildings in the Scripps Ranch area.

During 1996, the Partnership recorded a provision for value impairment of $1,086,000 in connection with Scripps Terrace. The General Partner determined that this adjustment was a prudent course of action based upon the uncertainty of the Partnership's ability to recover the net carrying value of the project through future operations over a shorter anticipated holding period and the ultimate sale of the property. This determination was based upon the current market conditions and future performance expectations for this investment.

Winnetka

The Partnership owns a 100% interest in Winnetka Industrial Park which is located in Crystal, Minnesota, a suburb of Minneapolis.
The property consists of two multi-tenant industrial buildings containing 188,000 square feet of space.

In 1996 a 35,000 square foot tenant, representing 19% of the property, renewed its lease. As a result, the property remained
100% leased at year end.  There are no leases expiring in 1997.



The recent National Association of Industrial and Office Parks ("NAIOP") survey of the Twin Cities' West/Northwest Suburban office/warehouse submarket cited an approximate vacancy rate of 3% versus 5% in 1995. The west and northwest suburban submarket contains approximately 7.7 million square feet, with approximately 388,000 square feet of space available. Net absorption of approximately 106,000 square feet was recorded during the four quarters ended June 30, 1996. Average asking rates for comparable space increased to approximately $7.22 per square foot per year net of taxes, insurance, and utilities ("NNN") for the office portion of industrial buildings while asking rates rose to approximately $3.69 NNN for the warehouse portion. Virtually no free rent is being offered as a concession to negotiate a transaction, except when space is taken "as-is." With the reduction in vacancy rates, speculative construction is underway. At present, 20 new buildings are under construction in the nearby suburb of Plymouth. These buildings are expected to compete directly with Winnetka.

During 1996, Winnetka, together with the Riverview and Wood Dale properties, was marketed for sale along with two similar properties owned by T. Rowe Price Realty Income Fund II, America's Sales-Commission-Free Real Estate Limited Partnership ("RIF II "). The General Partner believes that marketing the properties together will maximize the sale price of each of the properties. The properties were placed for sale as investor interest is strong in the markets where the assets are located. In addition, the projected supply response caused by increased rental rates is such that future cash flows and values could be compromised through slowing or decreasing rental rate growth and higher vacancy. A letter of intent to sell all five properties to a single buyer was signed in January, 1997. Upon completion of its due diligence the buyer exercised its right to cancel the purchase. The Partnership is evaluating other offers on these properties.

South Point Plaza

The Partnership owns a 50% interest in South Point Partners, a joint venture with its affiliate, RIF II. South Point Partners owns a 100% interest in South Point Plaza Shopping Center ("South Point"), in Tempe, Arizona. The property consists of two multi-tenant buildings in a neighborhood shopping center, which is also occupied by a supermarket. The total square footage of the multi-tenant buildings is 49,000 square feet. The Partnership also owns pads for two 3,000 square foot single-tenant buildings, one of which is built-out and currently leased as a restaurant and one of which was paved over to expand parking area to accommodate a building expansion.

One new lease of 18,615 square feet and five renewal leases totaling 6,412 square feet were signed during the year. This positive activity was partially offset by the loss of one 1,499 square foot tenant who vacated upon its lease expiration. Thus, at year-end, the property improved its leased status to 90% versus 68% in 1995. Subsequent to year-end, the tenant on the new lease indicated that due to poor customer traffic it may be vacating the space and attempting to sublease it. The tenant remains obligated for its rent payments over the balance of its initial lease term, which expires in August, 2001. Scheduled expirations in 1997 represent 18% of the property's leasable area.

The metropolitan area Phoenix retail market remains somewhat strong. In the Tempe submarket, approximately 298,895 net square feet were absorbed during the first three quarters of 1996. Although there were additions to the inventory of retail space in the Tempe submarket, vacancy remained stable at 7%. This level is better than the Metropolitan Phoenix vacancy rate of 8%. Average market rental rates per square foot for space in Tempe increased approximately 15% over the previous year from $9.67 to $11.15 per square foot net of taxes, insurance, and utilities. Rents at South Point are somewhat below the average, ranging from $7.50 to $11, because the property is older than competing centers and is in a less affluent section of Tempe.

During 1996, the General Partner approved a plan for the disposition of South Point Plaza. Based upon the estimated realizable value less selling costs for the property, the Partnership recorded a valuation allowance of $29,000. The Partnership is currently marketing the property for sale, and entered into a contract to sell the property on March 20, 1997. There is no assurance the sale will be consumated.

Tierrasanta

The Partnership owns a 30% interest in Tierrasanta 234, a joint venture with its affiliates, RIF II and T. Rowe Price Realty Income Fund IV, America's Sales-Commission-Free Real Estate Limited Partnership ("RIF IV"). Tierrasanta 234 owns a 100% interest in Tierrasanta Research Park in San Diego, California. The project contains four buildings utilized for research and development purposes, for a total of 104,000 square feet of space. It is located in the Kearny Mesa market area, north of San Diego, which is part of the larger "Interstate 15" commercial corridor.

The property lost one 39,971 square-foot tenant when the tenant's lease expired, and one tenant was renewed for 8,305 square-foot space to bring the leased status to 62% at year-end, versus 100% at year-end 1995. During 1997, only one lease covering 8,900 square feet expires. There has been interest in the vacant space, and the market is tightening but several competitive properties have comparable space available.

Tierrasanta Research Park is part of the Kearny Mesa research and development ("R&D")/office market. The Park competes against both R&D and office buildings. Overall activity in the submarket has been good, with approximately 1,475,000 square feet of gross absorption for the year in R&D space, and slightly higher rents than year-end 1995, as discussed below. Vacancy rates at year-end
 1996 were approximately 8.0% and 15.4% for R&D space and office space, respectively, versus approximately 13% and 19%, respectively, for the previous year.

Rental rates in this submarket at year-end for R&D space range between $6.60 and $9.00 per square foot net of expenses, with tenant improvements ranging between $5.00 and $15.00 per square foot. Office rents are ranging between $10.80 and $16.20 per square foot with tenant improvements ranging anywhere from $7.00 to $20.00 per square foot. There continue to be several 15,000 to 25,000 square foot buildings available for lease in the Kearney Mesa submarket which compete directly with the Tierrasanta vacancy.

During 1996, the Partnership recorded a provision for value impairment of $832,000 in connection with Tierrasanta. The General Partner determined that this adjustment was a prudent course of action based upon the uncertainty of the Partnership's ability to recover the net carrying value of the project through future operations over a shorter anticipated holding period and the ultimate sale of the property.

Wood Dale

The Partnership owns a 100% interest in two multi-tenant industrial warehouse/manufacturing/distribution buildings in Wood
Dale, Illinois, a suburb of Chicago located immediately west of O'Hare Airport. The buildings are located within a few blocks of each other and contain a total of 90,000 square feet.

Although tenants totaling 32,344 square feet signed new and renewal leases, three tenants whose leases covered a total 39,056 square feet did not renew upon lease expiration. Thus, this suburban Chicago industrial project experienced a decline in year-end leased status from 89% to 70%. Despite this frictional vacancy, occupancy at Wood Dale is expected to rebound during 1997.

The western O'Hare suburban Chicago industrial submarket in which the project is located consists of approximately 160 million square feet of space in all types of industrial projects. This submarket is a part of the larger west and northwest Chicago suburban industrial market which experienced net positive absorption of approximately 738,000 square feet during the year. Speculative construction has continued, but primarily in outlying areas due to the limited supply of available land. The range of average net rental rates for comparable space has increased from approximately $3.50 to $4.75 net per square foot per year last year to $3.75 to $5.00 per square foot by year-end 1996.

The property is also included in the portfolio of assets being held for sale, which is discussed above in connection with the Winnetka property.

Clark Avenue

The Partnership owns a 100% interest in this 40,000 square foot office/industrial building in King of Prussia, Pennsylvania, a northwestern suburb of Philadelphia. During the year the partnership recorded a provision for value impairment in connection with the Clark Avenue of $802,000. The General Partner determined that this adjustment was a prudent course of action based upon the uncertainty of the partnership's ability to recover the net carrying value of Clark Avenue through future operations over a shorter anticipated holding period and the ultimate sale of the property. This determination was based upon current market conditions and future performance expectations of both the property and the King of Prussia/Valley Forge market.

There was no leasing activity at the property during 1996.
However, in February 1997 the one vacancy representing 28% of the project was leased to a single tenant. Leases representing 8% of the property expire in 1997.

With an inventory of approximately 10.8 million square feet, the King of Prussia office submarket has a vacancy rate of approximately 10.5% at the end of the third quarter of 1996; this represents a decrease from the 12.25% level at year-end 1995.
Net absorption recorded through the third quarter of 1996 was approximately 194,000 square feet. The full impact on office requirements involving the largest tenant in the market, Lockheed Martin, is still unknown, but the company has moved some workers to other submarkets and to Maryland. At present, rental rates for comparable Class B space have remained at a range of $8.00 to

$12.00 per square foot per year net of insurance, taxes, and operating expenses. Fewer concessions are being offered. There was no new construction activity in the King of Prussia/Valley Forge market in 1996 and none is planned for 1997. Nevertheless, conditions in the overall Philadelphia industrial market are not strong, and the King of Prussia market is experiencing tenants downsizing and departing for other submarkets.

Riverview

The Partnership owns a 100% interest in the Riverview property which is located in the Riverview Industrial Park directly across the Mississippi River from the St. Paul, Minnesota Central Business District. The project consists of three multi-tenant industrial warehouse/distribution/light manufacturing buildings containing a total of 114,000 square feet of space.

Three tenants representing 25,000 square feet or 22% of the space renewed and/or expanded their leases during 1996. Additionally, one new 5,000 square foot tenant was signed. This positive activity more than offset the loss of one tenant totaling 10,000 square feet which vacated upon its lease expiration. Thus, the property increased its leased status by four percentage points over 1995 to end the year at 100% leased. Leases representing 22% of the space in the property expire in 1997.

The most recent NAIOP survey of the St. Paul, Midway, and Suburban submarket showed a vacancy rate for office/warehouse space of approximately 4% on a total inventory of approximately
11.3 million square feet. Net absorption totaled 74,300 square feet for the four quarters ending June 30, 1996. Average asking rates for the office portion were approximately $7.50 NNN per square foot per year while average asking rates for the warehouse portion were $3.25 NNN.

Riverview is also included in the portfolio of assets being held for sale, which is discussed above in connection with the Winnetka industrial property.

Westbrook Commons

The Partnership owns a 50% interest in Penasquitos 34, a joint venture with RIF IV. Penasquitos 34 owns a 100% interest in Westbrook Commons Shopping Center ("Westbrook Commons"), a neighborhood shopping center in the Village of Westchester, Illinois, a Chicago suburb. The property contains 122,000 rentable square feet of space.

Three new, five renewal, and one expansion lease totaling 19,952 square feet were signed during the year. Despite three tenants that did not renew their leases, including one tenant that was lost due to credit reasons, the property's year-end occupancy increased slightly from 96% to 98% by year-end 1996. Leases representing only 7% of the property's leaseable area expire in 1997. Activity from prospective tenants has been good.

The Westchester market in which the project is located continues to remain a stable and relatively healthy environment for retailers. Grocery anchored centers such as Westbrook Commons have proven to be the most successful for service/convenience based retailers. While the submarket and the property have experienced some interim fluctuations in occupancy due to poor holiday sales, weakness of some smaller tenants, and lease expirations, the overall situation is positive. Industry figures place the vacancy rate for the competitive centers within a three-mile radius of Westbrook Commons at approximately 2%. The average rental rates in the submarket in 1996 were level to slightly up for Class A space.

River Run

The Partnership owns a 100% interest in River Run Shopping Center in Miramar, Florida containing 93,000 square feet of space. In July 1995, the Partnership began consensual foreclosure on the participating mortgage loan secured by the River Run Shopping Center and ceased the accrual of interest income. On October 10, 1995, the Partnership purchased the property at the foreclosure sale and, in connection therewith, reclassified the participating mortgage loan as an investment in real estate of $7,700,000.

In 1996, this South Florida retail center signed three new leases totaling 4,275 square feet and one 975 square foot renewal lease. Two tenants totaling 2,050 square feet did not renew their leases. Occupancy increased from 90% at year-end 1995 to 93% at year-end 1996. Leases covering 4% of the project are scheduled to expire in 1996.

The southwest Broward County non-regional mall submarket contains approximately 4.5 million square feet of retail space. The directly competitive market consists of four centers totaling
650,000 square feet. The vacancy rate within this smaller submarket is approximately 4%.

Leasing activity in the area continues to improve. New housing construction which is underway in the area should positively impact the center with in the foreseeable future. With the increase in activity, efforts to help reposition the property by improving credit and tenant mix are underway. Positioning of the asset will continue throughout 1997 and may result in declines in lease status until a stabilized occupancy has been achieved. Rental rates for new leases in the submarket have increased in

1996 on average $0.00 - $2.00 per square foot per year NNN.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for the Partnership's Limited Partnership
Interests and Related Security Holder Matters

On March 17, 1997, there were 10,365 Limited Partners. There is no active public market for the Units. However, during the period commencing in the third quarter of 1996, two bidders, neither of whom is affiliated with the General Partner or LaSalle, have made tender offers for the Units, at prices of $60 and $107 per Unit, less the amount per Unit of distributions declared or paid during a specified period. As of February 28, 1997, sales of 647 Units to the firm making offers at $60 have been presented for processing, and the firm making offers at $107 has stated that it has purchased 2,331 Units. The Partnership is not obligated to redeem or repurchase Units, but it may do so in certain defined hardship situations.

In 1987 Congress adopted certain rules concerning "publicly traded partnerships". The effect of being classified as a publicly traded partnership would be that income produced by the Partnership would be classified as portfolio income rather than passive income. On November 29, 1995, the Internal Revenue Service adopted final regulations ("Final Regulations") describing when interests in partnerships will be considered to be publicly traded. The Final Regulations do not take effect with respect to existing partnerships until the year 2006. Due to the nature of the Partnership's income and to the low volume of transfers of Units, it is not anticipated that the Partnership will be treated as a publicly traded partnership under currently applicable rules and interpretations or under the Final Regulations. However, in the event the transfer of Units presented for transfer within a tax year of the Partnership could cause the partnership to be treated as a "publicly traded partnership" for federal tax purposes, the General Partner will accept such transfers only after receiving from the transferor or the transferee an opinion of reputable counsel satisfactory to the General Partner that the recognition of such transfers will not cause the Partnership to be treated as a "publicly traded partnership" under the Internal Revenue Code of 1986, as amended. The General Partner is closely monitoring this situation in light of the recent tender offers.

Cash distributions declared to the Limited Partners during the two most recent fiscal years are as follows:

            Distribution for the                 Amount of
                 Quarter Ended            Distributions per Unit

           March 31, 1995                               $1.58
           June 30, 1995                                $1.58
           September 30, 1995                           $1.58
           December 31, 1995                            $6.37
           March 31, 1996                               $2.00
           June 30, 1996                                $2.00
           September 30, 1996                          $23.60
           December 31, 1996                            $2.00

All of the foregoing distributions were paid from net cash flows from operating activities, with the exception of the distribution for the quarter ended September 30, 1996, which included $21.60 per Unit from the proceeds of the sale of Fairchild Corporate Center, and the distribution for the quarter ended December 31, 1995, which included $3.25 per Unit from retained cash balances generated by operations in prior years and a return of capital of $.75 per Unit from proceeds of the initial public offering of Units, which had been retained as cash balances.

There are no material legal restrictions on the Partnership's present or future ability to make distributions in accordance with the provisions of the Agreement of Limited Partnership, annexed to the prospectus as Exhibit A thereto. Reference is made to Item 7., below for a discussion of the Partnership's ability to continue to make future distributions.

At the end of 1996, the Partnership conducted its annual formal unit valuation. The valuation of the Partnership's properties was performed by the General Partner, and then reviewed by an independent professional appraiser to assess the analysis and assumptions utilized. The estimated investment value of limited partnership Units resulting from this process was $147 per Unit. After distributions in February, 1997 of $2.00 per Unit the estimated valuation is $145. In general, Units cannot currently be sold at a price equal to this estimated value, and this valuation is not necessarily representative of the value of the Units when the Partnership ultimately liquidates its holdings.






Item 6.  Selected Financial Data

The following sets forth a summary of the selected financial data for the Partnership:

                                 YEARS ENDED DECEMBER 31,
                      (Dollars in thousands except per-unit amounts)

                  1996      1995     1994        1993      1992

Total assets     $33,952   $41,733    $41,885   $45,780  $48,843
 at year-end

Total revenues   $6,280     $6,094     $6,357    $6,211   $6,078
Net income
 (loss)            $906     $1,783     $579      $(109)  $(1,268)
Net income
 (loss)
  per Unit        $3.54      $6.96    $2.26     $(0.43)   $(4.95)
Cash distributions
 declared per
 Unit            $29.60     $11.11   $17.45    $11.74     $11.53


Notes:

1. The above financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this report.

2. The figures above for Net income (loss) include valuation impairments of $2,750 and gain on real estate sold of $1,630 in 1996, a loan loss provision of $202 and a valuation recovery of $109 in 1995, provisions for value impairment of $1,467, valuation recoveries of $82, and gain from the sale of the Beinoris Building of $80 in 1994, valuation allowances of $1,968 in 1993, and a valuation allowance of $1,428 and a provision for loan loss of $1,426 in 1992.

3. The figures above for Net income (loss) per Unit include valuation impairments of $10.74 per Unit and gain on real estate sold of $6.36 per Unit in 1996, a loan loss provision of $.46 per Unit and a valuation recovery of $.43 per Unit in 1995, provisions for value impairment of $5.73 per Unit, a valuation recovery of $.32 per Unit, and gain from sale of Beinoris Building of $.31 per Unit in 1994, valuation allowances of $7.68 per Unit in 1993, and $5.57 per Unit in 1992, and a provision for loan loss of $5.57 per Unit in 1992.

4. The above distributions include a return of capital from proceeds of the initial public offering of Units, which had been retained as cash balances, in the amount per Unit of $.75 in 1995, and $.49 in 1992. The distribution for 1996 also includes $21.60 per Unit from the proceeds of the sale of Fairchild Corporate Center. The distribution for 1994 includes $3.92 per Unit from the proceeds of the sale of the Beinoris Building. The remainder of these distributions were paid from cash from operating activities.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources

The Partnership sold 253,641 Units for a total of $63,410,000, including the contribution of $25,000 from the original Limited Partner. The offering was terminated on June 30, 1987 and no additional units will be sold. After deduction of organizational and offering costs of $3,805,000, the Partnership had $59,605,000 available for investment and cash reserves. Through December 31, 1996 the Partnership had declared distributions constituting return of capital from the proceeds of this offering of approximately $1.2 million.

The Partnership originally purchased nine properties or interests therein on an all-cash basis, and made an investment in an interest in a participating mortgage loan, completing the initial acquisition phase of its business plan. Through December 31, 1996 the Partnership had sold two property investments: a portion of the Wood Dale property and Fairchild Corporate Center, in which the Partnership had a 56% interest.

As of December 31, 1996 the Partnership classified the Wood Dale, Winnetka, Riverview and South Point Plaza properties as held for sale, at a total carrying value of $11,786,000. Initial cost of the Partnership's remaining real estate investments including
subsequent improvements was $28,679,000.   The Partnership has
also recorded provisions for value impairments in connection with these properties totaling $5,731,000. In recording the new carrying basis for these properties in accordance with Statement of Financial Accounting Standards No. 121, which was adopted in 1996, the Partnership offset these properties' accumulated depreciation balances totaling $2,954,000 against their historical cost. Accumulated depreciation and amortization after this reclassification equals $1,059,000. Therefore, investment in real estate for financial reporting purposes including properties held for sale, after accumulated depreciation, amortization and valuation changes, was $30,721,000 as of December 31, 1996.


The Partnership expects to incur capital expenditures during 1997 totaling approximately $900,000 for tenant improvements, lease commissions, and other major repairs and improvements. The majority of these expenditures are dependent on the execution of leases with new and renewing tenants, including a substantial portion for the renovation of the large vacant space at Tierrasanta. While the percentage of leases expiring is substantially lower than in 1996, the Partnership's business plan now calls for the disposition of all of its real estate investments by the end of 1998. In order to strategically position the properties for sale, the Partnership will place greater emphasis on entering into longer-term leases with creditworthy tenants. This strategy is likely to result in higher leasing commission and tenant improvement costs, but should result in higher sales prices for the properties than would otherwise be the case.

The Partnership maintains cash balances to fund its operating and investing activities including the costs of tenant improvements and leasing commissions, costs which must be disbursed prior to the collection of any resultant revenues. The General Partner believes that year-end cash balances and cash generated from operating activities in 1997 will be adequate to fund the Partnership's current investing and operating needs. Based on current expectations, cash distributions to partners from operating income are expected to be lower than those in 1996, because the Partnership no longer owns the Fairchild Corporate Center property, which contributed $1,672,000 to 1996 net income, and because the Partnership expects to dispose of additional properties during 1997. As of March 26, 1997, the Partnership was evaluating offers on the Wood Dale, Riverview, and Winnetka properties, and the South Point property was under contract to be sold. In 1997, management will determine cash distributions from operations each quarter based on net cash flows for the quarter, money needed to operate the properties and pay Partnership expenses, and anticipated capital needed to repair and maintain the properties and make occupancy related tenant improvements.

As of December 31, 1996, the Partnership maintained cash and cash equivalents aggregating $2,468,000, a decrease of $968,000 from the prior year end. This decrease resulted primarily from additional capital improvements during the year. Net cash provided by investing activities increased by $5,572,000 due primarily to the Fairchild Corporate Center sale in 1996. Net cash used in financing activities increased by $6,604,000 due primarily to distribution of the proceeds of the Fairchild Corporate Center sale.





Operations

1996 v. 1995

The Partnership had a loss of $724,000 from operations in 1996, before the gain on the Fairchild Corporate Center sale, compared with net income of $1,783,000 in 1995. This difference is primarily due to downward property valuation adjustments at Scripps Terrace, Tierrasanta, and Clark Avenue totaling $2,750,000, which were partly offset by an increased contribution to income of $327,000 from River Run. This latter property's contributon increased as a result of the Partnership's acquisition of the asset through foreclosure late in 1995. While conditions in the markets where these properties are located are generally improving, the shortened anticipated holding period due to the Partnership's disposition plans caused it to adjust the carrying values downward.

The sale of Fairchild Corporate Center in 1996 had a negative effect on operating earnings amounting to $45,000 because of the loss of the property's income for four months of the year. However, the Partnership realized a gain of $1,630,000 on the sale.

Revenues from rental income and interest totaled $6,280,000 for the year compared with $6,094,000 a year earlier. This comparison was negatively affected by the absence of a full year's rental income from the Fairchild Corporate Center but was positively affected by an increased contribution to income from River Run. Results were helped by a decline of $166,000 in operating expenses before valuation adjustments during the year.

Leases representing 7% of the portfolio's leasable square footage are scheduled to expire in 1997. These leases represent approximately 11% of the portfolio's rental income for 1996.
This amount of potential lease turnover is below normal for the types of properties in the portfolio, which typically lease to tenants under three to five year leases. The overall portfolio occupancy was 89% as of the end of 1996. Management anticipates that occupancy levels will generally remain level or increase in 1997. In most markets, new leases are generally expected to reflect level to higher market rental rates in comparison to the rates of expiring leases. To the extent that the Partnership sells one or more properties during the year, cash flow from operations would be expected to decline while cash flows from sales would increase substantially.

There are no single-tenant properties in the Partnership's portfolio, and no single tenant accounted for more than 10% of the Partnership's revenue in 1996. The Partnership therefore does not expect any material adverse effect on revenue on account of the failure of any single tenant in 1997.

1995 v. 1994

While the Partnership's statements of operations appeared to show that the Fund's performance improved significantly over 1994, income was actually down $210,000 when the effect of value impairments, primarily at Scripps Terrace and Tierrasanta, were backed out of 1994's numbers. The change in River Run's status from a loan to an owned property had the most notable impact on the year-to-year comparison.

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

The lower average leased status at Fairchild Corporate Center and Clark Avenue drove the overall decline in rental income. The absence of Beinoris, which was sold in 1994, also had a negative effect on the revenue comparison.

The most noteworthy expense item which had a positive effect on the net income comparison with 1994, other than higher valuation impairments in 1994, was depreciation. Higher tenant improvement charge-offs in 1994 at Wood Dale, Tierrasanta, Scripps Terrace, Winnetka, Clark Avenue, and Riverview led to the decrease in depreciation versus 1994.

Reconciliation of Financial and Tax Results

For 1996, the Partnership's book net income was $906,000, and its taxable loss was $5,759,000. The loss for tax purposes on the Fairchild Corporate Center sale was the primary reason for the difference. For 1995, the Partnership's book net income was $1,783,000, and its taxable income was $85,000. The provision for loan loss in connection with River Run was the primary difference. For 1994, the Partnership's book net income was $579,000, and its taxable income was $2,917,000. The valuation allowances in connection with Tierrasanta and Scripps Terrace and the continuation of the accrual of interest on the Brinderson loan for tax purposes were the primary differences. For a complete reconciliation see Note 8 to the Partnership's consolidated financial statements, which note is hereby incorporated by reference herein.



Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements appearing on pages 5 through 12 of the Partnership's 1996 Annual Report to Limited Partners are incorporated by reference in this Form 10-K Annual Report. The report on such financial statements of KPMG Peat Marwick LLP dated January 30, 1997 is filed as Exhibit 99(c) to this form 10-K Annual Report and is hereby incorporated by reference herein. Financial Statement Schedule III, Consolidated Real Estate and Accumulated Depreciation, is filed as Exhibit 99(b) to this Form 10-K Annual Report, and is hereby incorporated by reference herein. All other schedules are omitted either because the required information is not applicable or because the information is shown in the financial statements or notes thereto.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Partnership

The General Partner of the Partnership is T. Rowe Price Realty
Income Fund III Management, Inc. ("Fund III Management"), 100
East Pratt Street, Baltimore, Maryland 21202.  The General
Partner has the primary responsibility for overseeing the evaluation, structuring, negotiation, management, and liquidation of the Partnership's investments as well as the cash management of the Partnership's liquid assets and the administration of investor services of the Partnership, including general communications, periodic reports and distributions to Limited Partners, and filings with the Securities and Exchange
Commission.  Fund III Management is a wholly-owned subsidiary of
T. Rowe Price Real Estate Group, Inc. ("Real Estate Group"), which is, in turn, a wholly-owned subsidiary of T. Rowe Price Associates, Inc. ("Associates"). Affiliates of the General
Partner, T. Rowe Price Realty Income Fund I Management, Inc.
("Fund I Management"), T. Rowe Price Realty Income Fund II Management, Inc. ("Fund II Management"), and T. Rowe Price Realty Income Fund IV Management, Inc. ("Fund IV Management") are the General Partners of other real estate limited partnerships sponsored by Associates. Real Estate Group is also investment manager for T. Rowe Price Renaissance Fund, Ltd., A Sales-Commission-Free Real Estate Investment ("Renaissance Fund"), a real estate investment trust sponsored by Associates. Associates was founded in 1937 and as of December 31, 1996 managed over $99 billion of assets.

The directors and executive officers of Fund III Management are as follows:
                              Position with T. Rowe Price
Name                          Realty Income Fund III Management,
                              Inc.

 James S. Riepe               Chairman of the Board, President,
                              also Principal Executive Officer
                              for the Partnership
 Henry H. Hopkins             Vice President and Director
 Lucy B. Robins               Vice President and Secretary
 Mark B. Ruhe                 Vice President
 Alvin M. Younger, Jr.        Treasurer and Director
 Kenneth J. Rutherford        Vice President
 Joseph P. Croteau            Controller and Director, also
                              Principal Financial Officer for
                              the Partnership
 Mark S. Finn                 Chief Accounting Officer for
                              the Partnership

Mr. Riepe was elected President in 1991. Ms. Robins was first elected to her current offices in 1987, Mr. Ruhe was first elected in 1988, and Mr. Croteau was first elected as Controller in 1988, and as a director in 1996 and was designated as Principal Financial Officer for the Partnership in 1992. Mr. Rutherford was first elected as a Vice President in 1994. Mr. Hopkins was first elected a director in 1987. Mr. Finn was designated as Chief Accounting Officer in 1996. In all other cases these individuals have served in these capacities since the inception of Fund III Management in 1986. There is no family relationship among the foregoing directors or officers.

The background and business experience of the foregoing individuals is as follows:

    James S. Riepe (Born 1943) is Managing Director and Director, T. Rowe Price Associates, Inc. ("Associates") and Director of its Investment Services Division; President and Chairman of Real
Estate Group and each of the general partners of T. Rowe Price Realty Income Fund I, A No-Load Limited Partnership ("RIF I"),
RIF II, and RIF IV,(the "Realty Income Funds"); Chairman of six of the 42 mutual funds sponsored by Associates on which he serves as a director or trustee; Chairman of New Age Media Fund;
Director, Rhone-Poulenc Rorer, Inc., a pharmaceuticals company.
Mr. Riepe joined Associates in 1982.

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

    Kenneth J. Rutherford   (Born 1963) is Marketing Manager for
Associates since 1996 and Vice President of each of the general partners of the Realty Income Funds. Mr. Rutherford joined Associates in 1992. From 1992 to 1996 he was Assistant to the Director of Associates' Investment Services Division. From 1990 to 1992 he was a student at the Stanford Graduate School of Business.

Joseph P. Croteau (Born 1954) is a Vice President and Controller of Associates, and Director and Controller of each of the general partners of the Realty Income Funds. Mr. Croteau joined
Associates in 1987.

    Mark S. Finn (Born 1963) is Assistant Vice President of
Associates, and Chief Accounting Officer of the Realty Income
Funds and the Renaissance Fund.  Mr. Finn joined Associates in
1990.

No Forms 3, Forms 4, Forms 5, or amendments to any of them, were furnished to the registrant for its most recent fiscal year. Based on a review of and written representations pursuant to
Item 405(b)(2)(I) of Regulation S-K, none of the directors, officers, or beneficial owners of more than 10% of the Units, if any, nor the General Partner failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal or prior fiscal years.

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

The percentage of outstanding interests of the Partnership held by all directors and officers of the General Partner is less than 1%. Certain officers and/or directors of the General Partner presently own securities in Associates. As of February 1, 1997, the directors and officers of the General Partner, as a group, beneficially owned 4.77% of the common stock of Associates, including options to purchase 336,000 shares exercisable within 60 days of February 1, 1997, and shares as to which voting power is shared with others. Of this amount, Mr. Riepe owned 2.34% of such stock (1,380,978 shares, including 106,400 shares which may be acquired by Mr. Riepe upon the exercise of stock options, 140,000 shares held in trusts for members of Mr. Riepe's family and 40,000 shares held by a member of Riepe's family, as to which Mr. Riepe disclaims beneficial ownership, and 82,000 shares held in a charitable foundation of which Mr. Riepe is a trustee and as to which Mr. Riepe has shared voting and disposition power). Mr. Hopkins owned 1.11% (643,768 shares, including 120,800 shares which may be acquired by Mr. Hopkins upon the exercise of stock options). Mr. Younger owned 1% (580,000 shares, including 16,500 shares which may be acquired by Mr. Younger upon the exercise of stock options, and 25,000 shares owned by a member of Mr. Younger's family as to which Mr. Younger disclaims beneficial ownership). No other director or officer owns 1% or more of the common stock of Associates.

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

As compensation for services rendered in managing the affairs of the Partnership, the General Partner earned a partnership management fee of $164,000 in 1996, and received 1% of the cash distributions, totaling $20,000 in 1996. In addition, certain operating expenses incurred on behalf of the Partnership are reimbursable to the General Partner. In 1996 the General Partner was reimbursed for expenses incurred by it in the administration of the Partnership and the operation of the Partnership's investments, which amounted to $90,000. An affiliate of the General Partner has earned a fee of $4,000 from the money market mutual funds in which the Partnership made its interim cash investments in 1996.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a) The following documents are filed as part of this report:

  (1) Financial Statements:

Incorporated by reference from the indicated pages of the Partnership's 1996 Annual Report to Limited Partners:

                                                       Page

 Consolidated Balance Sheets at                          5
   December 31, 1996 and 1995
 Consolidated Statements of Operations                  6
   for each of the three years in the period
   ended December 31, 1996
 Consolidated Statements of Partners' Capital           7
   for each of the three years in the period
   ended December 31, 1996
 Consolidated Statements of Cash Flows for              8
   each of the three years in the period
   ended December 31, 1996
 Notes to Consolidated Financial Statements             9-12




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

            (d) Agreement of Purchase and Sale of Mortgage Loan and Joint Escrow Instructions relating to Fairchild Corporate Center dated August 2,
                 1996.

    13. Annual Report for the year ended December 31, 1996, distributed to limited partners on or about March 6, 1997.

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

            (b)  Financial Statement Schedule III - Consolidated
                 Real Estate and Accumulated Depreciation.

            (c)  Report of KPMG Peat Marwick LLP dated
                 January 30, 1997 regarding the financial statements of the Partnership.

  (b)       Reports on Form 8-K

            The following reports on Form 8-K were filed for the last quarter of the period covered by this report.

            (1) Report on Form 8-K dated November 12, 1996 regarding the valuation of the Partnership's
                 Units.

            (2) Report on Form 8-K dated January 17, 1997 regarding the valuation of the Partnership's
                 Units.










































                                        SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Dated:   March 27, 1997      T. ROWE PRICE REALTY INCOME FUND III,
                             AMERICA'S SALES-COMMISSION-FREE REAL
                             ESTATE LIMITED PARTNERSHIP

                       By:   T. Rowe Price Realty Income Fund
                             III Management, Inc., General
                             Partner



                             By:    /s/James S. Riepe
                                    James S. Riepe,
                                    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated:



/s/James S. Riepe                       Date: March 27, 1997
James S. Riepe,
Director and Chairman of the
Board, President
T. Rowe Price Realty Income
Fund III Management, Inc.,
Principal Executive Officer
for the Partnership


/s/Henry H. Hopkins                     Date: March 27,1997
Henry H. Hopkins,
Director and Vice President,
T. Rowe Price Realty Income Fund III
Management, Inc.

/s/Alvin M. Younger, Jr.                Date: March 27, 1997
Alvin M. Younger, Jr.,
Director and Treasurer,
T Rowe Price Realty Income Fund III
Management, Inc.




/s/Joseph P. Croteau                    Date: March 27, 1997
Joseph P. Croteau, Director and
Controller, T. Rowe Price Realty
Income Fund III Management, Inc.,
Principal Financial Officer for
the Partnership



/s/Mark S. Finn                         Date: March 27, 1997
Mark S. Finn
Chief Accounting Officer
for the Partnership