Form 10-Q
period 1997-09-30
PRICE T ROWE REALTY INCOME FUND III
filed 1997-11-14
CIK 805298

          SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C.  20549

          FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1997

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

          PART I - FINANCIAL INFORMATION

          Item 1.  Financial Statements

                             CONSOLIDATED BALANCE SHEETS
                                    (In thousands)

                                          September 30,  December 31,
                                                1997        1996
                                            ____________  ____________

          Assets

          Real Estate Property Investments
              Land  . . . . . . . . . . .                   $   6,882
              Buildings and Improvements                       13,112
                                                             ________
                                                               19,994

              Less:  Accumulated Depreciation
                and Amortization  . . . .                      (1,059)
                                                             ________
                                                               18,935

              Held for Sale . . . . . . .                      11,786
                                                             ________

                  . . . . . . . . . . . .                      30,721
          Cash and Cash Equivalents . . .     $  11,953         2,468
          Receivables  (less allowance of
              $131 in 1996) . . . . . . .            20           445
          Other Assets  . . . . . . . . .             -           318
                                               ________      ________
                                              $  11,973     $  33,952
                                               ________      ________
                                               ________      ________

          Liabilities and Partners' Capital
          Security Deposits and
              Prepaid Rents . . . . . . .                   $     439
          Accrued Real Estate Taxes . . .                         450
          Accounts Payable and Other
              Accrued Expenses  . . . . .     $      76           217
                                               ________      ________
          Total Liabilities . . . . . . .            76         1,106
          Partners' Capital . . . . . . .        11,897        32,846
                                               ________      ________
                                              $  11,973     $  33,952
                                               ________      ________
                                               ________      ________
          The accompanying notes are an integral part of the consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands except per-unit amounts)

                                   January 1           Years Ended
                                    through            December 31,
                                 September 30,       _________________

                                      1997          1996      1995
                                   __________       _______ ________
          Revenues

          Rental Income . . . .     $   3,768    $  6,091   $   5,502
          Interest Income from
             Participating Mortgage
             Loan . . . . . . .             -           -         429
          Interest Income . . .           156         189         163
                                     ________     ________   ________
                                        3,924       6,280       6,094
                                     ________     ________   ________
          Expenses

          Property Operating
             Expenses . . . . .           696       1,329       1,284
          Real Estate Taxes . .           683       1,083       1,002
          Depreciation and
             Amortization . . .           155       1,268       1,266
          Decline (Recovery) of
             Property Values  .            65       2,750        (109)
          Provision for Loan
             Loss . . . . . . .             -           -         202
          Management Fee to
             General Partner  .           234         164         282
          Partnership Management
             Expenses . . . . .           572         410         384
                                     ________    ________    ________
                                        2,405       7,004       4,311
                                     ________     _______    ________

          Income (Loss) from Operations
             before Real Estate
             Sold . . . . . . .         1,519        (724)      1,783
          Gain on Real Estate
             Sold . . . . . . .         5,937       1,630           -
                                     ________    ________    ________

          Net Income  . . . . .     $   7,456    $    906   $   1,783
                                     ________    ________    ________
                                     ________    ________     _______

                                   January 1          Years Ended
                                    through           December 31,
                                 September 30,    _________________

                                      1997          1996      1995
                                   __________     _______     ______

           Activity per Limited Partnership Unit

          Net Income  . . . . .     $   29.34    $   3.54   $    6.96
                                     ________    ________    ________
                                     ________     _______    ________

          Cash Distributions Declared
             from Operations  .     $   10.08    $   8.00   $   10.36
             as Return of
             Capital  . . . . .          0.87           -         .75
             from Sale Proceeds         99.78       21.60           -
                                     ________    ________    ________

          Total Distributions
             Declared . . . . .     $  110.73    $  29.60   $   11.11
                                     ________    ________   ________
                                     ________    ________    ________


          Units Outstanding . .       253,599     253,599     253,599
                                     ________    ________    ________
                                     ________    ________    ________

          The accompanying notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                    (In thousands)


                                     General     Limited
                                     Partner     Partners     Total
                                     ________    ________   ________

          Balance, December 31,
             1994 . . . . . . .     $    (186)   $ 41,007   $  40,821
          Net Income  . . . . .            18       1,765       1,783
          Redemption of Units .             -          (1)         (1)
          Cash Distributions  .           (20)     (2,009)     (2,029)
                                      _______     _______     _______

          Balance, December 31,
             1995 . . . . . . .          (188)     40,762      40,574
          Net Income  . . . . .             9         897         906
          Cash Distributions  .           (19)     (8,615)     (8,634)
                                      _______     _______     _______

          Balance, December 31,
             1996 . . . . . . .          (198)     33,044      32,846
          Net Income  . . . . .            15       7,441       7,456
          Cash Distributions  .           (29)    (28,588)    (28,617)
          Capital Contribution            212           -         212
                                      _______     _______     _______

          Balance, September 30,
             1997 . . . . . . .     $       0    $ 11,897   $  11,897
                                      _______     _______     _______
                                      _______     _______     _______

          The accompanying notes are an integral part of the consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)

                                   January 1       Years Ended
                                    through       December 31,
                                 September 30,  ________________
                                      1997          1996       1995
                                 _____________   _________ _________


          Cash Flows from
              Operating Activities

          Net Income  . . . . .     $   7,456    $    906    $ 1,783
          Adjustments to Reconcile
          Net Income to Net Cash
             Provided by Operating
             Activities
               Depreciation and
                  Amortization            155       1,268       1,266
               Decline (Recovery)
                  of Property
                  Values  . . .            65       2,750        (109)
               Provision for Loan
                  Loss  . . . .             -           -         202
               Gain on Real Estate
                  Sold  . . . .        (5,937)     (1,630)          -
               Change in
                  Receivables .           425          77         (95)
               Change in Other
                  Assets  . . .            45         (48)       (101)
               Change in Security
                  Deposits and
                  Prepaid Rents          (439)         48           6
               Change in Accrued
                  Real Estate
                  Taxes . . . .          (450)         17          (8)
               Change in Accounts
                  Payable and
                  Other Accrued
                  Expenses  . .          (141)       (118)         35
                                      _______     _______     _______
          Net Cash Provided
             by Operating
             Activities . . . .         1,179       3,270       2,979
                                      _______     _______     _______

                                   January 1           Years Ended
                                    through             December 31,
                                 September 30,
                                                   __________________
                                      1997          1996       1995
                                 _____________     _________ __________

          Cash Flows from Investing
              Activities

           Proceeds from Property
             Dispositions . . .        37,201       5,477           -
          Investments in Real
             Estate   . . . . .          (490)     (1,081)     (1,176)
                                      _______     _______     _______

          Net Cash Provided by
             (Used in) Investing
             Activities . . . .        36,711       4,396      (1,176)
                                      _______     _______     _______

          Cash Flows from Financing
             Activities

          Capital Contribution            212           -           -
          Cash Distributions  .       (28,617)     (8,634)     (2,029)
          Redemption of Units .             -           -          (1)
                                      _______     _______     _______

          Net Cash Used in Financing
             Activities . . . .       (28,405)     (8,634)     (2,030)
                                      _______     _______     _______
          Cash and Cash Equivalents

          Net Change during
             Period   . . . . .         9,485        (968)       (227)
          At Beginning of Year          2,468       3,436       3,663
                                      _______     _______     _______
          At End of Period  . .     $  11,953    $  2,468    $  3,436
                                      _______     _______     _______
                                      _______     _______     _______



          The accompanying notes are an integral part of the consolidated financial statements.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          NOTE 1 - THE PARTNERSHIP AND ITS LIQUIDATION

          T. Rowe Price Realty Income Fund III, America's Sales-Commission-Free Real Estate Limited Partnership (the Partnership), was formed in 1986 under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, operating and disposing of existing income-producing commercial and industrial real estate properties. T. Rowe Price Realty Income Fund III Management, Inc. is the General Partner.

             In accordance with the provisions of the partnership agreement, income and cash distributions from operations have been allocated and paid, and gains on real estate sold before September 12, 1997, allocated, to the General and Limited Partners at rates of 1% and 99%, respectively. All sales proceeds were paid, and the gain on the liquidating sale of the Partnership's interests in its eight remaining properties on September 12, 1997, were allocated, 100% to the Limited Partners.

             After the sale of its remaining properties on September 12, 1997, the Partnership entered into its final liquidating phase. Later in September, the Partnership made a partial liquidating distribution of $26,628,000 to the Limited Partners and a final distribution to the General Partner of $24,000.

             The Partnership will declare and make a final liquidating distribution of its remaining net assets based on final balances in the partners' capital accounts. This final distribution will be made by December 31, 1997, to Limited Partners only and, thereafter, the Partnership will be dissolved.

             The accompanying financial statements for 1997 include estimates of the costs of liquidating the Partnership. Results of operations from October 1, 1997, until the date of the final liquidating distribution are not expected to be significant and will consist primarily of interest income and the settlement of receivables and payables.

          NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The Partnership's financial statements are prepared in accordance with generally accepted accounting principles which requires the use of estimates and assumptions by the General Partner.

             The consolidated financial statements include the accounts of the Partnership and its pro-rata share of the partnership accounts of South Point Partners, Tierrasanta 234, and

          Penasquitos 34 (Westbrook Commons) in which the Partnership had 50%, 30%, and 50% interests, respectively. They also include the Partnership's 56% pro-rata share of the partnership accounts of Fairchild 234 until the property's disposition in 1996. The other partners in these ventures are affiliates of the Partnership. All intercompany accounts and transactions have been eliminated in consolidation.

             The Partnership reviewed its real estate property investments for impairment whenever events or changes in circumstances indicated that the property carrying amounts may not have been recoverable. Such a review resulted in the Partnership recording a provision for impairment of the carrying value of its real estate property investments whenever the estimated future cash flows from a property's operations and projected sale were less than the property's net carrying value.

             Depreciation was calculated primarily on the straight-line method over the estimated useful lives of buildings and improvements, which range from 5 to 40 years. Lease commissions and tenant improvements were capitalized and amortized over the life of the lease using the straight-line method.

             Cash equivalents consist of money market mutual funds, the cost of which is equivalent to fair value.

             The Partnership used the allowance method of accounting for doubtful accounts. Provisions for uncollectible tenant receivables in the amounts of $34,000, $143,000, and $192,000, were recorded in 1997, 1996, and 1995, respectively. Bad debt expense is included in Property Operating Expenses.

             Rental income was recognized on a straight-line basis over the term of each lease. Rental income accrued, but not yet billed, was included in Other Assets and aggregated $262,000 at December 31, 1996.

             Under provisions of the Internal Revenue Code and applicable state taxation codes, partnerships are generally not subject to income taxes; therefore, no provision has been made for any income taxes in the accompanying consolidated financial statements.

          NOTE 3 - PROPERTY VALUATIONS

          On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which changed the Partnership's method of accounting for its real estate property investments when circumstances indicated that the carrying amount of a property might not have been recoverable. Measurement of an impairment loss on an operating property subsequent to adoption was based on the estimated fair value of the property, which became the property's new cost basis, rather than the sum of expected future cash flows. Properties held for sale subsequent to adoption were no longer depreciated but continued to be reflected at the lower of historical cost or estimated fair value less anticipated selling costs.

             Based upon a review of market conditions, estimated holding period and future performance expectations of each property, the General Partner determined that the net carrying values of certain properties held for operations were likely not fully recoverable. Charges recognized for such impairments aggregated $2,721,000 in 1996.

             With respect to properties held for sale, the partnership assessed property carrying values and recognized net declines of $65,000 in 1997 and $29,000 in 1996 and a net recovery of $109,000 in 1995.

          NOTE 4 - PROPERTY DISPOSITIONS

          On August 28, 1996, Fairchild Corporate Center was sold and the Partnership received net proceeds of $5,477,000. The net book value of the Partnership's 56% interest at the date of sale was $3,847,000 after deduction of accumulated depreciation and previously recorded declines in property value. Accordingly, the Partnership recognized a $1,630,000 gain on the sale of this property.

             On April 8, 1997, South Point Plaza was sold and the Partnership received net proceeds of $1,453,000. The net book value of the Partnership's 50% interest in this property at the date of disposition was also $1,453,000 after accumulated depreciation expense and previously recorded declines in property value. Therefore, no gain or loss was recognized on the property sale.

             On September 12, 1997, the Partnership sold its interests in its eight remaining properties-Clark Avenue, River Run, Riverview, Scripps Terrace, Tierrasanta, Westbrook, Winnetka, and Wood Dale-to a single, third-party buyer for net proceeds of $35,748,000. The sale was approved by a majority of the Limited Partners on September 11, 1997. The net book value of the Partnership's interests in the eight properties was $29,811,000 after accumulated depreciation expense and previously recorded declines in property value. Accordingly, the Partnership recognized a $5,937,000 gain on the sale of its interests in these properties.

          NOTE 5 - TRANSACTIONS WITH RELATED PARTIES

          As compensation for services rendered in managing the Partnership, the General Partner earned a partnership management fee equal to 9% of net operating proceeds. The General Partner earned partnership management fees of $234,000, $164,000, and $282,000 in 1997, 1996, and 1995, respectively. In addition, the General Partner's share of cash available for distribution from operations, as discussed in Note 1, totaled $24,000, $20,000 and $28,000 in 1997, 1996, and 1995, respectively.

             In accordance with the partnership agreement, certain operating expenses are reimbursable to the General Partner. The General Partner's reimbursement of such expenses totaled $137,000, $90,000, and $77,000 for communications and administrative services performed on behalf of the Partnership in 1997, 1996, and 1995, respectively.

             An affiliate of the General Partner earned a normal and customary fee of approximately $7,000, $4,000, and $12,000 from the money market mutual funds in which the Partnership made its interim cash investments during 1997, 1996, and 1995, respectively.

             The partnership agreement includes provisions requiring that the General Partner make a capital contribution upon the liquidation of the Partnership if, at that time, the General Partner's capital account has a deficit balance. On September 24, 1997, the General Partner contributed $212,000 to the Partnership thereby increasing its capital account from a deficit balance to zero.

             LaSalle Advisors Limited Partnership (LaSalle) was the Partnership's advisor and was compensated for its advisory services directly by the General Partner. LaSalle was reimbursed by the Partnership for certain operating expenses pursuant to its contract with the Partnership to provide real estate advisory, accounting, and other related services to the Partnership. LaSalle's reimbursement for such expenses totaled $84,000, $120,000, and $120,000 during 1997, 1996, and 1995, respectively.

             An affiliate of LaSalle earned $27,000, $87,000, and $61,000 in 1997, 1996, and 1995, respectively, for property management fees and leasing commissions on tenant renewals and extensions at several of the Partnership's properties.

          NOTE 6 - FORECLOSURE OF MORTGAGE LOAN RECEIVABLE

          In July 1995, the Partnership began consensual foreclosure on the participating mortgage loan secured by the River Run Shopping Center and ceased the accrual of interest income. At September 30, 1995, the carrying value of the loan was reduced to

          $7,700,000, the estimated fair value of the underlying property. On October 10, 1995, the Partnership purchased the property and, in connection therewith, reclassified the participating mortgage loan balance to a real estate property investment.

          NOTE 7 - RECONCILIATION OF FINANCIAL STATEMENT TO TAXABLE INCOME

          As described in Note 2, the Partnership has not incurred any income tax liability; however, certain timing differences exist between net income (loss) for financial statement and federal income tax purposes. These differences (in thousands) are summarized below:

                                          1997       1996      1995
                                        ________   ________ _________
          Net income reported
              in financial
              statements  . . .       $  7,456     $    906  $1,783
          Declines of property
              values  . . . . .         (5,744)      (6,540)   (109)
          Interest income . . .              -            -     661
          Depreciation  . . . .           (691)         (23)   (283)
          Provision for loan loss                  -         -
          (1,956  . . . . . . .                   )
          Other items . . . . .            370         (102)    (11)
                                      ________     _________ ________

          Taxable income (loss)       $  1,391     $ (5,759) $   85
                                      ________     _________ ________
                                      ________     _________ ________

          INDEPENDENT AUDITORS' REPORT

          To the Partners
          T. Rowe Price Realty Income Fund III,
          America's Sale-Commission-Free Real Estate Limited Partnership:

          We have audited the consolidated balance sheets of T Rowe Price Realty Income Fund III, America's Sales-Commission-Free Real Estate Limited Partnership and its consolidated ventures as of September 30, 1997 and December 31, 1996, and the related consolidated statements of operations, partners' capital and cash flows for the period January 1, 1997 through September 30, 1997 and for the years ended December 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

              We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

              In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T. Rowe Price Realty Income Fund III, America's Sales-Commission-Free Real Estate Limited Partnership and its consolidated ventures as of September 30, 1997 and December 31, 1996, and the results of their operations and their cash flows for the period January 1, 1997 through September 30, 1997 and for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

          KPMG Peat Marwick LLP

          Chicago, Illinois
          October 21, 1997

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Liquidity and Capital Resources and Results of Operations

              The Partnership s net income for its final nine months was $7,456,000, which included a gain of $5,937,000 on the sale of properties and income from operations of $1,519,000. Net income amounted to $29.34 per unit. For the year ended December 31, 1996, the Partnership reported net income of $906,000 or $3.54 per unit, which included a gain of $1,630,000 on the sale of Fairchild partly offset by a loss from operations of $724,000. The Partnership s real estate properties were sold on September 12, 1997, resulting in net proceeds of $35,748,000 and the gain of $5,937,000.

              The Partnership paid $105 per unit on September 19, 1997, which was a substantial portion of the total liquidating distributions. The Partnership anticipates making a final liquidating distribution in early December of 1997.

          PART II - OTHER INFORMATION

          Item 4.   Submission of Matters to a Vote of Security Holders

              On September 11, 1997, the limited partners of the Partnership approved a proposal to sell all of the Partnership s remaining real estate properties to Glenborough Realty Trust, and thereafter dissolve and liquidate the Partnership. Under the terms of the Partnership s Agreement of Limited Partnership, no meeting was required in connection with the proposal, and the vote was taken through a written consent solicitation.

              Limited partners holding 81% (209,083) of the outstanding units of limited partnership interest ("Units") cast votes on the proposal. Of these, 206,174 Units were voted in favor of the proposal, 2,025 against, and 884 abstained.

          Item 6.   Exhibits and Reports on Form 8-K:

              (a)Exhibits.

                  27 - Financial Data Schedule

              (b)Reports on Form 8-K

                  Report on Form 8-K dated September 12, 1997, reporting the sale of the Partnership s real estate properties and a distribution of a portion of the proceeds.

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


                                      T. ROWE PRICE REALTY INCOME FUND III,
                                      AMERICA'S SALES-COMMISSION-FREE
                                      REAL ESTATE LIMITED PARTNERSHIP


                                      By: T. Rowe Price Realty Income Fund
                                          III Management, Inc., General
                                          Partner




          Date:  November 14, 1997      By:  /s/ Lucy B. Robins
                                             Lucy B. Robins
                                             Vice President



          Date:  November 14, 1997      By:  /s/ Mark S. Finn
                                             Mark S. Finn
                                             Chief Accounting Officer for
          the Partnership